Form 10QSB
period 1997-09-30
DRUCKER INDUSTRIES INC
filed 1997-11-21
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                               CIK NO.: 0001042053


For Quarter Ended                                        Commission File Number
-----------------                                        ----------------------
September 30, 1997                                             1-13287


                            DRUCKER INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                             N/A
         --------                                             ---
 (State of incorporation)                                (I.R.S. Employer
                                                         Identification No.)

#1- 1035 Richards Street, Vancouver, B.C. Canada             V6B 3E4
------------------------------------------------             -------
(Address of principal executive offices)                   (Postal Code)


Registrant's telephone number, including area code:  (604)681-4421
                                                     -------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                             Yes         No   X
                                 -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       32,476,250 as of September 30, 1997

                            DRUCKER INDUSTRIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 1997 and December 31, 1997
                            (Stated in U.S. dollars)
                       (Unaudited - See Notice to Reader)


                                     ASSETS


                                                   September 30,    December 31,
                                                        1997             1996

Current
 Cash and term deposits                             $ 3,516,668     $      --

Resource project                                      1,681,098          50,802
                                                    -----------     -----------
                                                    $ 5,197,766     $    50,802
                                                    ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued expenses               $    12,975     $     2,525
 Advance payable                                         50,802          50,802
                                                    -----------     -----------

Total current liabilities                                63,777          53,327
                                                    -----------     -----------

Stockholders' Equity (Deficiency) - Note 3
 Common stock $.001 par value, authorized
 50,000,000 shares:  32,476,250 shares
 issued and outstanding                                  32,115          26,935
 Additional paid-in capital                           6,306,803       1,132,483
 Deficit accumulated during the
  development stage                                  (1,204,929)     (1,161,943)
                                                    -----------     -----------

Total stockholders' equity                            5,133,989          (2,525)
                                                    -----------     -----------

                                                    $ 5,197,766     $    50,802
                                                    ===========     ===========




                             SEE ACCOMPANYING NOTES


                                              DRUCKER INDUSTRIES, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS
                              for the three months ended September 30, 1997, and 1996
                            and for the nine months  ended  September  30, 1997,
                          and 1996 and February 4, 1971 (Date of  Inception)  to September 30, 1997
                                             (Stated in U.S. dollars)
                                        (Unaudited - See Notice to Reader)
                                        ----------------------------------


                                                                                                                   February 4, 1971
                                                                                                                 (Date of inception)
                                            Three months ended September 30,       Nine months ended September 30,  to September 30,

                                                1997               1996              1997                  1996            1997
                                          ---------------------------------------------------------------------------------------

General and administrative expenses         $    57,670        $     (20)        $  133,758               $(20)          $518,675

Amortization of license agreement                     -                -                  -                  -             56,827

Royalties                                             -                -                  -                  -             75,000

Interest expense                                      -                -                  -                  -            114,063

Fiscal agent fees                                     -                -                  -                  -             64,230

Write-off of license agreement                        -                -                  -                  -            409,236
                                          ---------------------------------------------------------------------------------------

Income (loss) before the following:             (57,670)              20           (133,758)                 20        (1,238,031)

Interest income                                  51,709                -             90,772                  -             39,063
                                          --------------------------------------------------------------------------------------

Net loss                                   $    (5,961)        $      20         $   (42,986)               $20        $1,198,968
                                          ======================================================================================

Net loss per share                         $    (0.000)        $  (0.000)        $    (0.002)           $(0.000)
                                          =====================================================================

Weighted average shares outstanding         32,476,250        26,554,185          27,797,435         26,554,183
                                          =======================================================================



                                           SEE ACCOMPANYING NOTES


                                             DRUCKER INDUSTRIES, INC.
                                           (A Development Stage Company)
                                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                              for the nine months ended  September 30, 1997, and
                          1996 and for the years ended December 31, 1989, to December 31, 1996 and February 4, 1971 (Date of
                          Inception) to September 30, 1997
                                             (Stated in U.S. dollars)
                                        (Unaudited - See Notice to Reader)

                                           Shares         Amount           Additional        Deficit           Total
                                           ------         ------            Paid-in         Accumulated        -----
                                                                            Capital          During the
                                                                            -------         Development
                                                                                               Stage
Shares issued to acquire                                                                       -----
   Monetary Metals, Inc.                   675,000       $      675       $     (675)                          $     --
Shares issued to acquire
   net assets of Drucker Sound
   Design Corporation                    2,700,000            2,700           65,046            67,746
Net loss from inception
   to December 31, 1989                       --               --               --          $   (8,115)           (8,115)
Net loss for year ended
   December  31, 1990                         --               --               --            (144,333)         (144,333)
Five for one forward split
   of outstanding shares                13,500,000           13,500          (13,500)             --                --
Funds contributed by
   stockholder                                --               --            124,196              --             124,196
Sale of units for cash,
   September 1991                        1,050,000            1,050          103,950              --             105,000
Sale of units for cash,
   December 1991                           750,000              750           74,250              --              75,000
Shares issued to settle debts               52,500               53            5,197            (5,250)             --
Shares issued to directors
   as compensation                         450,000              450           44,550           (45,000)             --
Correct funds contributed
   to stockholders                            --               --            (24,990)             --             (24,990)
Interest on note payable                      --               --               --              (7,370)           (7,370)
Net loss for year ended
   December 31, 1991                          --               --               --             (38,417)          (38,417)
                                        ----------       ----------       ----------        ----------        ----------

Balance, December 31, 1991,
   as previously reported               19,177,500           19,178          378,024          (248,485)          148,717
Adjustments to previously
   reported amounts:
    Fiscal agent fees                         --               --            (18,000)           (7,300)          (25,300)
                                        ----------       ----------       ----------        ----------        ----------

Balance, December 31, 1991,
   as restated                          19,177,500           19,178          360,024          (255,785)          123,417

Sale of common stock,
   March 1992                              700,000              700           69,300              --              70,000
Sale of common stock,
   September 1992                          500,000              500           54,500              --              55,000
Net loss for year ended
    December 31, 1992                         --               --               --             (78,078)          (78,078)
                                        ----------       ----------        ----------        ----------        ---------

Balance, December 31, 1992,
   as previously reported               20,377,500           20,378          483,824          (333,863)          170,339





                                    SEE ACCOMPANYING NOTES ../Continued






                                               DRUCKER INDUSTRIES, INC.
                                             (A Development Stage Company)
                                     STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  for the nine months ended September 30, 1997 and 1996
                                       and years ended December 31, 1989 to December 31,
                             1996 and February 4, 1971 (Date of Inception) to September 30, 1997
                                              (Stated in U.S. dollars)
                                         (Unaudited - See Notice to Reader)

                                                   Common Stock
                                                   ------------
                                                                                                Deficit
                                                                                              Accumulated
                                                                             Additional        During the
                                                                              Paid-in         Development
                                              Shares          Amount          Capital           Stage             Total
                                              ------          ------          -------           -----             -----
Balance Forward, December 31, 1992,
   as previously reported                   20,377,500          20,378         483,824         (333,863)         170,339
Adjustments to previously
   reported amounts:
    Fiscal agent fees                             --              --           (12,500)         (20,600)         (33,100)
                                            ----------      ----------      ----------       ----------       ----------

Balance, December 31, 1992,
   as restated                              20,377,500          20,378         471,324         (354,463)         137,239

Net loss for the year
   ended December 31, 1993                        --              --              --           (134,081)        (134,081)
                                            ----------      ----------      ----------       ----------       ----------

Balance, December 31, 1993                  20,377,500          20,378         471,324         (488,544)           3,158

Adjustment to previously
   reported amounts:
    Fiscal agent fees                             --              --              --            (27,280)         (27,280)
                                            ----------      ----------      ----------       ----------       ----------

Balance, December 31, 1993,
   as restated                              20,377,500          20,378         471,324         (515,824)         (24,122)

Sale of common stock,
   July, 1994                                  200,000             200          29,800             --             30,000
    Fiscal agent fees                             --              --            (3,000)            --             (3,000)

Net loss for the year
   ended December 31, 1994                        --              --              --           (563,546)        (563,546)
                                            ----------      ----------      ----------       ----------       ----------

Balance, December 31, 1994                  20,577,500          20,578         498,124       (1,079,370)        (560,668)

Shares issued to settle debts                5,976,683           5,977         596,739             --            602,716

Net loss for the year ended
   December 31, 1995                              --              --              --            (79,455)         (79,455)
                                            ----------      ----------      ----------       ----------       ----------

Balance, December 31, 1995                  26,554,183          26,555       1,094,863       (1,158,825)         (37,407)







                                           DRUCKER INDUSTRIES, INC.
                                        (A Development Stage Company)
                             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                           for the nine months ended September 30, 1997 and 1996
                              and years ended December 31, 1989 to December 31,
                        1996 and February 4, 1971 (Date of Inception) to September 30, 1997
                                             (Stated in U.S. dollars)
                                        (Unaudited - See Notice to Reader)

                                                   Common Stock
                                                   ------------
                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                    Additional        During the
                                                                                      Paid-in         Development
                                                      Shares          Amount          Capital           Stage              Total
                                                      ------          ------          -------           -----              -----
Balance Forward,
   December 31, 1995                                26,554,183           26,555        1,094,863       (1,158,825)          (37,407)

Net loss for the nine
   months ended June 30, 1996                             --               --               --                 20                20
                                                   -----------      -----------      -----------      -----------       -----------

Balance, September 30, 1996                         26,554,183           26,555        1,094,863       (1,158,825)          (37,407)
Shares issued to settle debts                          380,002              380           37,620             --              38,000
Net loss for the three months
   ended December 31, 1996                                --               --               --             (3,138)           (3,138)
                                                   -----------      -----------      -----------      -----------       -----------


Balance, December 31, 1996                          26,934,185           26,935        1,132,483       (1,161,943)           (2,525)
Sale of units for cash, May, 1997                    5,179,500            5,180        5,174,320             --           5,179,500
Shares issued for finders' fee                         362,565             --               --               --                --
Net loss for the nine months
   ended September 30, 1997                               --               --               --            (42,986)          (42,986)
                                                   -----------      -----------      -----------      -----------       -----------

Balance, September 30, 1997                         32,476,250      $    32,115      $ 6,306,803      $(1,204,929)      $ 5,133,989
                                                   ===========      ===========      ===========      ===========       ===========










                                              SEE ACCOMPANYING NOTES



                                                          DRUCKER INDUSTRIES, INC.
                                                       (A Development Stage Company)
                                                          STATEMENTS OF CASH FLOW
                                           for the nine months ended September 30, 1997 and 1996
                                       and February 4, 1971 (Date of Inception) to September 30, 1997
                                                          (Stated in U.S. dollars)
                                                     (Unaudited - See Notice to Reader)

                                                                Three months ended             Nine months ended    February 4, 1971
                                                                    September 30,                 September 30,         (Date of
                                                                  1997          1996           1997         1996     inception) to
                                                                                                                    Sept. 30, 1997
                                                            ------------------------------------------------------------------------

Cash flow from operating activities:

  Net income (loss)                                         $    (5,961)   $        20    $   (42,986)   $        20    $(1,204,929)

  Adjustments to reconcile net loss to
    net cash used in operations:

    Amortization of license agreement                              --             --             --             --           56,827

    Stock issued for payment of expenses                           --             --           50,250

    Write-off of license agreement                                 --             --          409,236
                                                            -----------------------------------------------------------------------

                                                                 (5,961)            20         42,986             20       (688,616)

  Changes in non-cash items related to the operations

  Increase (decrease) in royalties payable                         --             --             --             --             --

  Net increase (decrease) in assets/liabilities                   6,478            (20)        10,450            (20)      (342,163)

  Stock issued for payment of accounts payable                     --             --             --             --          281,716

  Stock issued for payment of promissory note                      --             --             --             --          359,000
                                                            -----------------------------------------------------------------------

Net cash provided by (used in) operating activities                 517           --          (32,536)          --         (390,063)
                                                            -----------------------------------------------------------------------

Cash flows used in investing activities

  Payments for license agreement                                   --             --             --             --         (100,000)

  Resource project                                             (234,533)          --       (1,630,296)          --       (1,647,565)
                                                            -----------------------------------------------------------------------

                                                               (234,533)          --       (1,630,296)          --       (1,747,565)
                                                            -----------------------------------------------------------------------

                                                           SEE ACCOMPANYING NOTES                                     .../Continued


                                                          DRUCKER INDUSTRIES, INC.
                                                       (A Development Stage Company)
                                                          STATEMENTS OF CASH FLOW
                                           for the nine months ended September 30, 1997 and 1996
                                       and February 4, 1971 (Date of Inception) to September 30, 1997
                                                          (Stated in U.S. dollars)
                                                     (Unaudited - See Notice to Reader)



                                                                                                   February 4, 1971 (Date
                                                 Three months ended            Nine months ended       of Inception) to
                                                    September 30                 September 30           September 30

                                                 1997           1996           1997          1996           1997
                                               ------------------------------------------------------------------------------------

Cash Flow from financing activities:

Payment on license agreement payable                --            -               --           -           (366,063)

Proceeds from sale of common stock                  --            -          5,179,500         -          5,481,000

Proceeds from promissory notes                      --            -               --           -            345,000
payable

Other capital contributions                         --            -               --           -             99,206

Due to a related party                              --            -               --           -             44,351

Advance payable                                  (25,000)         -               --           -             50,802
                                            -----------------------------------------------------------------------

Net cash provided by financing                   (25,000)         -          5,179,500         -          5,654,296
activities
                                            -----------------------------------------------------------------------

Net increase (decrease) in cash                 (259,016)         -          3,516,668         -          3,516,668

Cash, beginning of period                      3,775,684          -               --           -               --
                                            -----------------------------------------------------------------------

Cash, end of period                          $ 3,516,668         $-        $ 3,516,668        $-        $ 3,516,668
                                            =======================================================================








                                                           SEE ACCOMPANYING NOTES


                            DRUCKER INDUSTRIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1997 and 1996
                            (Stated in U.S. dollars)
                       (Unaudited - See Notice to Reader)


Note 1 Interim Reporting
       -----------------

     While the information presented in the accompanying interim nine months financial statements is unaudited, includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and changes in financial position for the interim period presented.

Note 2 Resource Project
       ----------------

     By Farm-in Agreements dated January 21, 1997, the company has agreed to participate in an exploration and development program on oil and gas concessions in China. The company will pay all drilling and associated costs to earn a 50% interest in the concession. The term of this agreement ends on the earliest of:

         -   January 21, 2007

         - the date on which the required amount has been expended pursuant to this agreement; or

         -   upon default by the company.

Note 3 Share Capital
       -------------

     Commitments
     -----------

     The company has 5,542,065 share purchase warrants outstanding which entitles the holders thereof to acquire 5,542,065 additional units at $1.50 per unit. These warrants expire on September 30, 1998. The additional unit consists of one common share and one additional share purchase warrant to acquire one common share at $2.00 per share. This warrant expires September 30, 1999.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997
---------------------------------------------------------------------

The Company had expenses for the three month period in 1997 of $57,670 as compared to ($20) in expenses in the 1996 period. There were no revenues for the period in 1997, however, interest income of $51,709 was received. The Company recorded a net loss on operations of ($57,670) and a net loss of ($5,961) for the period in 1997 and a net income of $20 in the 1996 period. The Company operating losses may continue until income can be achieved. While the Company is seeking additional capital sources for investment; there is no assurance that sources can be found, and there is no assurance that its oil and gas exploration efforts in China will be productive.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had $3,516,668 in cash capital at the end of the period. Such capital will be used for oil and gas exploration in China in the following quarter and thereafter. The investment in oil and gas exploration in China of $1,681,098 is illiquid.

RESULTS OF OPERATIONS FOR NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997
--------------------------------------------------------------------

The Company had no operating revenues for the nine month period in either 1996 or 1997. The Company had a general and administrative credit in 1996 of ($20) resulting in a net profit of $20 for the period. In the 1997 nine month period, the Company had $57,670 in general and administrative expenses a net operating loss of ($57,670) and a net loss of ($5,961).

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     None

ITEM 2. CHANGES IN SECURITIES
-----------------------------

     None

ITEM 3. DEFAULT UPON SENIOR SECURITIES
--------------------------------------

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     None

ITEM 5. OTHER INFORMATION
-------------------------

     The Company commenced its oil and gas exploration efforts in China in the quarter under its agreements with subsidiaries of Richco Petroleum, Ltd. No results have been achieved on an investment of $1,681,098.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

     No reports on Form 8-K were made for the period for which this report is filed.




                            DRUCKER INDUSTRIES, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DRUCKER INDUSTRIES, INC.



Date: November 19, 1997             /s/  Gerald Runolfson
                                    -------------------------------------------
                                         Gerald Runolfson, President