Form 10KSB
period 1997-12-31
DRUCKER INDUSTRIES INC
filed 1998-05-26
CIK 1042053

SECURITIES EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended December 31, 1997

                Commission file number  0-29670

                    DRUCKER INDUSTRIES, INC.

     (Exact name of registrant as specified in its charter)

          Delaware                                N/A
      (State or other jurisdiction                (I.R.S.Employer
      of incorporation or organization)           Identification No.)

#1-1035 Richards Street, Vancouver, B.C. Canada        V6B 3E4
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (604) 681-4421

Securities Registered Pursuant to Section 12(b) of the Act:

                              NONE

Securities Registered Pursuant to Section 12(g) of the Act

                 COMMON STOCK $.0001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                    Yes  X       No

Indicate by check mark if disclosure of delinquent filers in Response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                    Yes        No   X

Registrants gross revenues for its most recent fiscal year were $135,266, and operations expenses totaled $685,080 for a net loss of $(549,814) on operations.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $17,054,061 as of December 31, 1997
(a $.75/share bid at December 31, 1997).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock: 32,476,250 common shares as of December 31, 1997.

                       TABLE OF CONTENTS



                             PART I
                                                            Page

Item    1.          Business   ..................................1

Item    2.          Properties   ................................14

Item    3.          Legal   Proceedings..........................16

Item    4.          Submission of Matters to a Vote of
                    Security Holders.............................16

                            PART II

Item    5.        Market for Registrant's Common Stock and
                  Security  Holder Matters.......................16

Item    6.        Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.....................................18

Item    7.        Financial  Statements and  Supplementary Data..24

Item    8.        Changes in and Disagreements with Accountants
                  on   Accounting  and  Financial Disclosure.....24

                            PART III

Item    9.        Directors and Executive Officers of the
                  Registrant.....................................25

Item    10.       Executive  Compensation........................27

Item    11.       Security Ownership of Certain Beneficial
                  Owners   and   Management......................29

Item    12.       Certain Relationships and Related
                  Transactions...................................30

                            PART IV

Item    13.       Exhibits, Financial Statement Schedule
                  and  Reports  on  Form  8-K....................31

                             PART I



ITEM 1.   BUSINESS

     (a)  General Description and Development of Business.

                       HISTORY OF COMPANY
                  (Through December 31, 1997)

      On February 4, 1971, the Registrant was incorporated under the laws of the State of Idaho, under the name of Monetary Metals
Corporation.

      On December 16, 1988, Drucker Sound Design Corporation was incorporated under the laws of the State of California.

      On October 18, 1989, Gul Industries Corp. was incorporated under the laws of the State of Delaware.

      On December 14, 1989, the Registrant entered into an Agreement and Plan of Reorganization, whereby the issuer acquired 100% of the assets subject to liabilities of Drucker Sound Design Corporation, a California corporation. The Registrant began engaging in the manufacturing and distribution of audio, cellular, C.B., radar, and other electronic installation systems for automobiles. The Company decided to redomicile in Delaware and entered into a merger agreement with Gul Industries, Inc., a Delaware corporation. On April 16, 1990, the Registrant filed Articles of Amendment in the State of Idaho changing its name from Monetary Metals Corporation to Drucker Sound Design Corporation. On June 6, 1990, Gul Industries Corp. filed a Certificate of Amendment to the State of Delaware changing its name to Drucker Sound Design Corporation. On June 19, 1990, a Certificate of Merger was filed in the State of Delaware. On August 7, 1990, a Certificate of Merger was filed in the State of Idaho. Prior to September 1991, the Registrant discontinued engaging in the business of manufacturing and distributing of audio, cellular, C.B., radar, and other electronic installation systems for automobiles. On September 4, 1991, the Registrant filed Certificate of Amendment in the State of Delaware changing its name to Drucker Industries, Inc.

      In September 1991, the Company purchased the license to the "N-Viro Process" in Japan from N-Viro Energy Systems, Ltd. for $466,063. The Company made a $100,000 down payment and paid the balance by quarterly installments. The Company was delinquent on minimum royalty payments due June 30, 1994 and September 30, 1994, totalling $50,000, and consequently all rights and privileges granted to the Company under the license agreement were cancelled by the licensor. The license agreement costs, net of accumulated amortization, were written-off during the year ended December 31, 1994. The Company at December 31, 1995, terminated any attempts in the N-Viro business.

      No activities were conducted in 1995 or 1996. In 1997, new management was engaged and a business plan to engage in oil and gas exploration was adopted.

                      THE COMPANY BUSINESS

1.   General Operations

      The Company has had very limited operations within the last three years, and such operations have been restricted to investigation of opportunities, evaluation and negotiations of the joint venture agreements described hereafter, and the joint venture participations in oil exploration projects in China in fall 1997.

     Current Business

      The Company was inactive until late 1996. In early 1997, the Company negotiated joint venture farm-in agreements with two Vancouver based oil companies for a 50% interest in certain oil projects in the People's Republic of China. The Company's primary business focus is the acquisition, exploration and development of mineral properties and oil and natural gas properties. The Registrant has contractual interests in the joint ventures described in (d) below.

      The Company anticipates that its business will require capital to make required financial investments under the joint venture agreements. The Company intends to use the capital
Markets of the United States and Europe to secure the capital funding required by the Company and its operations. It has no commitments for funding as of the date of this registration statement, nor anticipated sources of debt or equity funding, except its cash on hand.

      The Company's current business plan is in oil and gas production, exploration, and joint ventures in China. The Company has determined that it must build an asset base through acquisition of assets; by exchange of stock for other companies, real estate, oil and gas leases, oil and gas properties for production or workover/if necessary, or gas pipelines if the opportunity to exchange stock for pipeline interests as arises. The Company believes that debt will rarely be desirable to acquire any asset or business. The Company may acquire other assets by exchange of stock and will consider the following factors in approving such acquisition:

          1.   The affect on the financial statements of the Company.
          2.   The affect on the debt position of the Company.
          3. The potential for appreciation on the asset, or the profit potential, if any.
          4.   The market value, if determinable, of the asset.
          5. The cost of increasing the asset value, or making the asset produce income if oil and gas leases or interests, are to be acquired; the costs of testing, drilling, operations, workover, and the risks of loss therefrom, to attempt to achieve oil and gas production. (No formula is set for such determination due to numerous unknown factors. It is solely the discretionary decision based on subjective judgments whether or not to drill, explore or attempt workover).

          6. The asset value per share of the asset being acquired. No formula has been set, but the Company would follow the general consideration that each successive acquisition would contribute asset value or revenue to the company.

          The Company intends to pursue acquisitions which appear to hold potential for adding equity and/or cash flow to the Company.

      The Company has not established, and does not intend to formally establish, criteria for the selection or evaluation of oil and gas properties or participations. When a property is located which the management, in its opinion, believes holds the potential for profit for the Company, an attempt will be made to secure an option, or lease, in the property. Shareholder approval will not be sought for property acquisitions. Therefore, shareholders will be dependent upon the judgment of management in selecting properties (see "Management"). If such an interest is acquired, the Company will then expend funds for preliminary exploration and testing of the property to determine the feasibility of production of such property. Based on the results of such preliminary testing, the Company will decide, without shareholder approval, whether to acquire or abandon the property. A property may be acquired by outright purchase; by purchasing or leasing the oil, gas or mineral rights of the property; or by exchange of the shares for leases or interests in properties.

      The Company may expend funds to rework, explore or test any oil and gas prospects it acquires to determine the economic production feasibility of such properties. The Company will rely on outside consultants (none of whom have been designated) to provide management with competent evaluation and recommendations concerning property or interests in properties to be considered for acquisition. The Company has no agreement or understanding, express or implied, with any outside professional; and there is no assurance that it will be able to retain the services of competent experts or as to the fees which such experts will charge the Company. Based upon the results of such exploration and tests, as interpreted by management, the Company will then determine whether such properties should be acquired, explored further, sold or leased to a third party, held for possible later development or abandoned; or whether development to production should be attempted by the Company either by itself or through joint venture or other business arrangements with other companies or entities.

          The Company owns no subsidiaries.

      The Company currently maintains its offices #1-1035 Richards Street, Vancouver, B.C. Canada V6B 3E4. Its telephone number is
604-681-4421.

    (b)  Parents and Subsidiaries

          Parent

               DRUCKER INDUSTRIES, INC., a Delaware corporation

          Subsidiaries

               None


     (c)  Oil and Gas Activities.

     Registrants oil and gas exploration, development and production activities have been limited due to lack of capital and lack of focus in such area prior to 1997. The Company, in 1997 received stock sale proceeds to finance its oil & gas joint ventures in China and intends to actively pursue opportunities in oil and gas in China over the next year.

     The Company's proposed principal areas of activities are described below.

     Exploration and Production Activity. The Company's strategy with respect to its oil exploration related activities is to identify geological areas in which the Company may invest or participate in non-producing or producing oil and gas prospects or joint ventures for development and where the company may lease prospects for oil and gas exploration. In 1997, it joined joint ventures to explore for oil and gas in China.

     During the last five (5) fiscal years, the parent Company conducted no exploration activities on oil and gas properties as a consultant or otherwise except for joint venture participation in China. If the Company acquires oil and gas prospects in the future, the Company may agree to assign rights in certain properties to be drilled to the general or managing partner of a partnership or joint venture which thereby becomes the owner of a working interest in the property and the Company will retain an interest in the property. The Company actively reviews prospects for putting together exploration or development drilling joint ventures, but currently has no proposal being negotiated on any specific property, lease or asset, not otherwise discussed herein.

     The Company does not own any drilling rigs, nor does it employ drilling or operating crews. The Company will not be the actual contract driller of wells. If and when the Company decides to drill to explore a prospect, the Company will contract with third-party drilling companies to drill oil and gas wells on a fixed-cost (turnkey) basis. Once a well has reached its desired depth, the Company, in consultations with experts, will then determine whether to complete such wells and/or to plug and abandon the well. All well completion activities are conducted under supervision of the Company and its consultants, by third party service contractors.

     The Company is not carrying any reserve values of any properties due to the lack of any production or found reserves.

     Exploration Results      1997                Prior Years

     Gas Wells                0                   0
     Dry Holes                1                   0
     Oil Wells                0                   0

     Financing of Oil and Gas Activities. The Company's future oil and gas financing activities will be conducted primarily pursuant to ventures with Independent companies and through Joint Ventures in which the Company may act as co-venturer ("Company-Joint Ventures") or as a working interest participant. The Company has contacted some independent companies who have indicated an interest in participating in financing if the project interests them. The Company hopes to put together some participations in the next year.
In 1997, the Company participated in exploration participation in China in which it paid 100% of costs for a 50% interest in the concession and any production found. The 1997 results were one dry hole.

     The following table sets forth, for the years indicated, the funds invested by the Company pursuant to contracts under Participation Agreements and Joint Ventures. The Company may record revenues from operations on the percentage of completion method as the oil and gas projects are drilled or constructed, rather than when funds are received.

                               Year Ended Decmeber 31,

                               1993     1994    1995     1996      1997

Independent Partnerships       0        0       0        0         0

Participation Payments        $0       $0      $0       $50,802   $1,916,763
Under Agreements

             Total            $0       $0      $0       $50,802   $1,916,763

     In 1997, the Company offered and sold 5,179,500 units at $1.00 per unit pursuant to an Offering Memorandum. Each unit is to consist of one common share and one share purchase warrant which will entitle the holder thereof to acquire an additional unit at $1.50 per unit. This warrant will expire in eighteen months from the closing of the Offering Memorandum. The additional unit is to consist of one common share and one additional share purchase warrant to acquire one common share at $2.00 per share. This warrant will expire in thirty months from the date of closing of the Offering Memorandum, unless extended.

(d)  Narrative Description of Business.

     The primary initial focus of business operations is to make an investment in oil and gas exploration joint ventures in China.

     See  also  (c)  "Oil and Gas Activities", "Properties"  and
"Joint Ventures" hereafter for more complete discussion).

Governmental Regulation for U.S. Operations If Ever Developed

           General - The Registrant's oil and gas production activities are subject to extensive regulation by numerous federal, state and local governmental authorities, including state conservation agencies, the Department of Energy (including the Economic Regulatory Administration and the Federal Bureau of Indian Affairs and Bureau of Land Management). Regulation of the Registrant's production, transportation and sale of oil or gas, and federal price and allocation controls in particular, have a significant effect on the Registrant and its operating results.

           Natural Gas Price Controls - The Federal Energy Regulatory Commission ("FERC"), an independent commission within the Department of Energy ("DOE"), has pricing authority over the transmission and sale of various categories of natural gas. This authority includes administration of the Natural Gas Act and Natural Gas Policy Act of 1978 ("NGPA"), which establishes, among other things, maximum lawful prices for various categories and other price adjustments. These maximum lawful prices apply to the sale of natural gas in both intrastate and interstate commerce from properties in which the Registrant has an interest, NGPA price controls as to certain classifications have been removed and generally the sale of the Company's gas production is currently not subject to price regulations.

           State Regulation - The production operations of the Registrant are subject to regulation by state conservation commissions which have authority to issue permits prior to the commencement of drilling activities, establish allowable rates of production, control spacing of wells, prevent waste and protect correlative rights, and aid in the conservation of natural oil and gas. Typical state regulations require permits to drill and produce oil or gas, protection of fresh water horizons, and confirmation that wells have been properly plugged and abandoned.

           Environmental Matters - Various federal and state authorities have authority to regulate the production and development of oil and gas and mineral properties with respect to environmental matters. Such laws and regulations, presently in effect or as hereafter promulgated, may significantly affect the cost of the workover and development activities contemplated by the Registrant and could result in loss or liability to the Registrant in the event that its operations are subsequently deemed inadequate for purposes of any such law or regulation. New regulations, if adopted, could result in significant capital expenditures by the Registrant, resulting in unprofitable operations.

Uncertainties Related to the Oil and Gas Business in General

           The Registrant's operations will be subject to all of the risks normally incident to the production of oil and gas, including blowouts, pollution and fires. Each of these incidents could result in damage to or destruction of oil and gas wells or formations or production facilities or damage to persons or property. As is common in the oil and gas industry, the Registrant is not fully insured against these risks either because insurance is not available or because the Registrant has elected not to insure due to prohibitive premium costs.

           The Registrant's future oil and gas activities may involve a significant risk that commercial oil or gas production will not be maintained. The costs of drilling, completing reworking or operating wells is often uncertain. Further, operations, may be curtailed or delayed as a result of many factors, weather conditions, delivery delays, shortages of pipe and equipment, and the availability of workover equipment.

           The oil and gas business is further subject to many other contingencies which are beyond the control of the Registrant. Wells may have to be shut-in because they have become uneconomical to operate due to changes in the price of oil, depletion of reserves, or deterioration of equipment. Changes in the price of imported oil, the discovery of new oil and gas fields and the development of alternative energy sources have had and will continue to have an important effect on the Registrant's business.

China's Economy

      Since the beginning of Communist rule in 1949, China underwent close to 30 years of severe central planning and was mostly closed to the outside world. Within that period the country was subjected to the "Great Leap Forward" of the late 50's and the "Cultural Revolution" of the late 60's. When the country was returned to a market economy by Deng
Xiaoping("Socialism with Chinese characteristics" by Deng's words), 1 billion Chinese were set free to pursue economic growth and its rewards. Today,after almost 20 years of economic reforms, China has risen from another-developed economy with little technical or industrial expertise to the third largest economy in the world - after the United States and Japan.

     Since the beginning of economic reforms in 1978, real growth has averaged 9.5% a year for 19 years, 560% in total.

 % Change      1993      1994      1995      1996 E
Real GDP       13.5      11.8      10.2      9.7
Inflation      13.2      21.7      14.8      6.0
Exchange Rate  5.8       8.5       8.3       8.3
(Yuan / US$)
Population     1.20      1.21      1.22      1.24
(Est. Billions)

      The days of uncontrolled growth of the early 90's has prompted the Central Government to bring in austerity measures, and since 1994, the country saw a slower pace of growth but more importantly, inflation has been controlled. This monetary policy has also helped China to increase its balance of trade and build foreign exchange reserves of over US$ 100 billion, the second highest in the world after Japan. In 1996, foreign investment increased by 7% to US$ 40 billion, putting China second only to the U.S. in attracting overseas money. According to Zhao Xizheng, Vice Minister of Power, China will need at least US$ 20 billion in foreign investments by 2000 to meet its energy needs.

     Regions along the coast have been the major beneficiaries of China's economic growth to-date, due to the major advantage of closer to the outside world than the interior. The interior, with its rich untapped natural resources, has now been opened to foreign investments.

Demand for Oil

     China's demand for petroleum has been growing by over 8% per annum since 1990. By 1996, the country consumed 3.1 million barrels of refined products per day. It is projected to grow at an average 5% compound annual growth rate between 1996 and 2005 to reach about 5 MM bpd. China became a net importer of crude oil in 1993 and has experienced a widening shortfall of imports over exports. On a per capita basis and with a population of 1.24 billion, China consumes slightly less than 1 barrel of oil per capita per annum. Compared to a newly industrialized country such as South Korea, which consumes 16.9 barrels per capita, China's demand for oil will grow as the economy grows. There is an urgent need for the oil and gas industry to expand its reserves and production to satisfy this impending growth in demand.

China's Oil & Gas Industry

      There are some little known facts about China's Oil and Gas industry, for example:

      China is the 5th largest oil producer in the world today with production of around 3 million barrels per day.

      Oil was discovered and used in the Northern Shaanxi area of China in the 11th century, over 900 years ago. This is where the Company's prospects are located.

      The first on-shore oil well was drilled in 1907 in the Northern Shaanxi area.

      China has 94 billion tons (approx. 650 billion barrels) of oil reserves; according to a China Today October 1996 interview with Mr. Wang Tao, General Manager of the China National Petroleum and Natural Gas Corporation. Two-thirds of the total reserves are on-shore and only 18% of on-shore reserves are proven.

      There are over 20 major producing oil and gas areas in China, e.g. Songliao Basin, Tarim Basin, Ordos Basin.

      China has produced in excess of 17.5 billion barrels of oil since 1949.

      1995  production about 1 billion barrels of  oil  and  17
      billion cubic metres of natural gas.

      The Oil and Gas industry in China was insignificant until the Communist Party came into power in 1949. The industry came under state control and from a production of 876,000 barrels in 1949, it grew 114,000% (over 1,000 times) to 1995's production of 1 billion barrels.

      On-shore oil and gas exploration and development efforts over the past 38 years were concentrated on the eastern seaboard, resulting in large well-known oilfields such as Daqing, Shengli and Liaohe. Consequently, approximately 70% of on-shore recoverable reserves are presently located on the east coast. These consist of Daqing Oilfield with 32% which is located in the Songliao Basin in north-eastern China. Liaohe Oilfield with 12% in the same basin and Shengli Oilfield with 27%, which is located in the North China Basin in central eastern China. After years of productions, these established oil fields have experienced declining output for several years. This has necessitated explorations inland towards the west, with the most significant new find in the Tarim Basin of Xinjiang. According to Xinhua News, China's eastern oilfields' share of on-shore production is forecasted to fall below 80% by 2000 with the annual rate of output declining at about 14%.
The Ordos Basin

      The Ordos Basin is a major sedimentary basin located in central northern China. It covers an area of 250,000 km2, China's first on-shore oil well, drilled in 1907 in the Northern Shaanxi area was in this basin. The basin is shared by the provinces of Shaanxi, Ningxia and Gansu, and administered by the Changqing Oilfield Administration. It is a Jurassic and Triassic play with linked pearl-shaped stratigraphic traps ranging at depths of 1,000 to 2,000 metres. The Ordos Basin, at an early stage of exploration, currently holds 2% of China's on-shore recoverable oil reserves. It is estimated that it contains 18 billion barrels of possible reserves. 1995 production for the basin was 30 million barrels and are currently producing at a rate of 100,000 barrels per day. Since 1970, a total of 220 million barrels has been extracted from the ground. According to a China Today issue of December 1996, "With China's key economic strategies moving westward, Northern Shaanxi will become the country's major energy base by the 21st century."

Registrant's Venture Interests

      The Company has farmed into 1,280 km2 (316,000 acres) of land controlled separately by Richi Petroleum Corp. and Milco
Petroleum Inc., in joint ventures.

      Richi Petroleum Corp. has formed a joint-venture company with Ningxia Lantian Materials Company Ltd., a subsidiary of China Petrochemical Corp. (Sinopec), one of the largest corporations in China. Sinopec is involved in petroleum refining, petrochemicals, synthetic fibers, rubbers, resins, chemical fertilizers and oil & natural gas based basic organic raw materials. They hold a 19.5% interest in the concessions. In 1995, Sinopec processed 800 million barrels of oil and had revenues of US$25 billion. The Richi joint-venture's concessions are located in both Ningxia and Northern Shaanxi.

      Milco Petroleum Inc.'s joint-venture partner is Zhong Yuan Development Corp., an industrial arm of the Shaanxi Provincial Government. Zhong Yuan has been successfully exploring and producing oil in Northern Shaanxi for the last three years. The Milco joint-venture's concessions are located in Northern Shaanxi. Zhong Yuan holds a 15% interest in the joint-venture.

      The  Richi  and Milco concessions are located  in  a  known hydrocarbon  bearing basin, and are near existing  producing  oil fields.  The typical producing wells are between 1,000  to  2,000 metres deep, with low sulphur crude of 30o API gravity.

China Oil Prices

      China's current on-shore oil price is artificially set by the government and all oil produced must be sold to government refineries. This has resulted in a must larger profitability for the downstream companies than the upstream companies. China national oil company China National Petroleum Corp. (CNPC) has appealed to the government to loosen its control on the price of crude oil. And on Friday May 23, 1997, Reuter reports "China on Friday said it expected to deregulate domestic oil prices to match international market prices within two years, helping attract foreign investment to one of the world's fastest growing economies." This will have a very positive impact on the Company.

Foreign Oil Companies in China

Company                       Location

Shell                         Coastal Yellow Sea Area
                              Jiangsu Province

Exploration Co. of            Bohai Gulf
Louisiana, Apache

BP, Nippon Oil, Itochu,       Tarim Basin, Xinjiang
Mitsubishi, Mitsui

Exxon, Sumitomo, Inpex        Tarim Basin, Xinjiang

AGIP, Elf, Texaco, Japan      Tarim Basin, Xinjiang
Energy, JapEx


Future Plans for China Concessions

      China has recently opened its doors to foreign involvement in the country's oil and gas sector. Controlled by the China National Petroleum Corporation ("CNPC"), China had always employed a guarded stance towards freeing up concessions for foreign participation. When the recent Asian Financial Crisis created havoc in neighboring countries directly affecting the flow of investments into the region, China's Central Government decided to instruct CNPC to adopt a more open policy to attract foreign investments. Based on this understanding, management plans to further investigate the available options in China before committing the company's resources.

      Products,  Services, Markets, Methods of  Distribution  and
Revenues.   Oil  and  natural  gas are  presently  the  principal
products sought to be produced by the company but none is presently being produced.

      Joint  Ventures  with  Milco  Petroleum,  Inc.  and  Richi
Petroleum Corp.  (See "Material Agreements" Item 3 (i))

     1.    Milco  Joint  Venture.   By  joint  venture  farm-in
agreement dated January 21, 1997, made between the Registrant and Milco Petroleum, Inc. (the "Operator"), the Registrant plans to spend approximately US$2,500,000 for the surveying, drilling, completion, equipment, operating and other costs for the drilling and operations associated with the exploration and/or development and/or completion of oil and/or gas wells in or around the Ordos Basin in north central China in Shaanxi/Ningxia area. The wells are to be drilled on Peoples Republic of China Government lands, estimated production cost, if any producible oil or gas is found, including taxes and royalties is about US$4.50 per barrel. Production, if any, is expected to be sold at Rmb 1,000 (PRC currency) or US $16.60 per barrel. The price is currently controlled but is expected to change in the future as China moves to a market economy. Spacing units equating to 50 acres for each oil well have been designated on the 316,000 acre concession.

     2. The Registrant and Richi Petroleum Corp. ("Richi") have entered into a Participation Agreement dated as of January 21, 1997, (the "Richi Participation Agreement").

      Under terms of the Richi Participation Agreement, the Registrant agrees to pay 100% of all of the costs of operating, exploring and developing the Richi Concession to Richi, as consideration for an undivided 50% interest in all of the profits generated from the Richi Concession and paid to the joint venture. The Registrant will also participate in all other future concessions acquired by Richi on the same 50% participation terms.

     The Company participated in one dry hole in China in 1997 at a cost of $147,281.

     The Company has one part time employee and has opened an office in Beijing, PRC. If the Company is successful in its plan the number of employees would increase in the United States and in the PRC. The Company is seeking financing for investment in business ventures from investors in the United States, Europe and Asia. At this time no assurance can be given that such financing can be obtained or if such joint ventures can be organized.

     Working Capital Needs. The working capital needs of the company consist primarily of: investigation activities, acquisition of prospect acreage and costs of participation in joint ventures in the People's Republic of China. These requirements may be met by private placement of stock or loans or sale of working interests. The Company will need to develop additional working capital for future operations.

     (3)  Dependence on a Single Customer or a Few Customers.

           a)   Revenues - None.  The Company has no customers at this time.
           b)   Client Services revenues - none

           During the five (5) years ending December 31, 1997, no revenues were generated from client services.

     (4)  Backlog of Orders.  None at this time.

     (5)  Government Contracts.  None.

     (6)  Competitive Conditions. The oil and gas  industry  is
highly  competitive.   The Company faces competition  from  large
numbers of oil and gas companies, public and private drilling programs and major oil companies engaged in the acquisition, exploration, development and production of hydrocarbons in all areas in which it may attempt to operate in the future. Many of the programs and companies so engaged possess greater financial and personnel resources than the Company and therefore have greater leverage to use in acquiring prospects, hiring personnel and marketing oil and gas. Accordingly, a high degree of competition in these areas is expected to continue. The markets
for   crude   oil  and  natural  gas  production  have  increased
substantially  in  recent  years.   Oil  prices  have  stabilized
generally,  but  the  world  market  for  crude  oil  should   be
considered unstable due to uncertainty in the Mideast. There is considerable uncertainty as to future production levels of major oil producing countries. Significant increases in production could create additional downward pressure on the price of oil. A precipitous drop in oil & natural gas prices in the future market occurred in January 1986, but the Company does not expect to be adversely affected further.

      In the past surpluses in natural gas supplies and other factors have combined to have a negative impact on the natural gas business. Purchasers have canceled contracts or might propose to cancel contracts. Other purchasers have lowered the price they will pay for unregulated natural gas, which previously commanded premium prices. There is no assurance that the
Company's revenues, if any ever develop, will not be adversely affected by these factors.

      The market in China is controlled by the Government, which could impose taxes or restrictions at any time which would make operations, if any, unprofitable and infeasible and cause a write off of capital investment in chinese oil and gas opportunities.

       The China oil exploration situation is highly competitive. The Company faces competition from large numbers of companies in any areas in which it may attempt to operate in the future. Many of the companies so engaged possess much greater financial and personnel resources than the Company and therefore have greater leverage to use in acquiring sites, hiring personnel and marketing. Accordingly, a high degree of competition in these areas is expected to continue.

     A number of factors, beyond the Registrant's control and the effect of which cannot be accurately predicted, affect the production and marketing of oil and gas. These factors include crude oil imports, actions of foreign oil producing nations, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of a ready market, such as fluctuating supply and demand.

     (7)  Registrant Sponsored Research and Development.  None.

     (8) Compliance with Environmental Laws and Regulations. The operations of the Company are subject to local, provincial and national laws and regulations in the People's Republic of China. To date, compliance with these regulations by the Company has had no material effect on the Company's operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. The Company is unable to assess or predict at this time what effect such regulations or legislation could have on its activities in the future.

          (a)  Local Regulation -

          The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing regulations.

          (b)  National Regulation -None.

          The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing regulations.

          The value of the Company's investments in the Milco and Richi may be adversely affected by significant political, economic and social uncertainties in the People's Republic of China ("PRC"). Any changes in the policies by the Government of the PRC could adversely affect the company in the Milco and Richi Joint Ventures by, among other factors, changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports and sources of supplies, the expropriation or nationalization of private enterprises, or political relationships with other countries.

          (c) Environmental Matters - None at the date of this registration statement.

          (d) Other Industry Factors - Oil and gas drilling operations are subject to hazards such as fire, explosion, blowouts, cratering and oil spills, each of which could result in substantial damage to oil and gas wells, producing facilities, other property and the environment or in personal injury.

      (9) Number of Persons Employed. As of December 31, 1997, the Company had two part time employees, A. Ken Kow, manager of Petroleum Operations at a salary of $3,000 Canadian per month and the President, Gerald William Runolfson at no salary.

ITEM 2.   PROPERTIES

     (a)  Real Estate.   None

     (b)  Title to properties.     See item (1) below.

     (c)  Oil and Gas Drilling Activities. None.

     (d)  Oil and Gas Production. None.

     (e)  Oil and Gas Reserves.  None

     (f)  Present  value of Estimated future  Net  Reserves
     From Proved Developed Oil and Gas Reserves.  None.

     (g)  Reserves Reported to Other Agencies. None.

     (h)  Natural Gas Gathering/Processing Facilities. None.

     (i)  Present Activities and Subsequent Events:

     Material Agreements

     (1)  Richi Petroleum Corp. Agreement

     By a participation agreement dated January 21, 1997, the Company agreed to pay 100% of all the costs of exploring and developing the Ningxia oil and gas concessions in Yanchi County, Ningxia Province and WuQi county, Shaanxi Province, Peoples Republic of China.

     Under the Agreement the Registrant earns a 50% interest in the profits to be received by a joint venture named Ningxia RichiTian Oil Development Co. Ltd. ("RichiTian") established by Richi Petroleum Corp. (a company owned by Director Ernest Cheung and holder of 4% of Registrants common stock) and LanTian Materials Company (a subsidiary of Ningxia Petroleum Company), a corporation formed under the laws of the People's Republic of China ("PRC"). The joint venture is governed by the laws of the PRC.

     Richi Petroleum Corp. owns an 80.5% interest in RichiTian joint venture, which in turn holds the rights to explore, develop and produce oil and gas from certain concessions located in YanChi County, Ningxia Province and WuQu County, Shaanxi Province, in the PRC (collectively, the "Richi Concession"):

     County         Concession               Sq.Km.         Acres
     YanChi         HongJingZi               70             17,290
     WuQi           WuGuCheng                250            61,750
     WuQi           TieBianCheng             150            37,050
                    Total                    470            116,090

     (2)  Milco Petroleum, Inc. Agreement

     The Registrant and Milco Petroleum, Inc. ("Milco") have entered into a Participation Agreement dated as of January 21, 1997 (the "Milco Participation Agreement") pursuant to which the Registrant earns a 50% interest in the profits to be received by a joint venture named Shaanxi ZhongDa Energy Development Co., Ltd. ("ZhongDa") established by Milco and ZhongYuan Enterprise Company ("ZhongYuan"), a corporation formed under the laws of the PRC. The joint venture is governed by the laws of the PRC.
Milco has represented that it has an 85.0% profit interest in ZhongDa, which in turn holds the rights to explore, develop and produce oil and gas from certain concessions located in Northern Shaanxi Province in the PRC, as follows (collectively, the "Milco Concession"):

     County         Concession               Sq.Km          Acres
     AnSai          QinBanWan                100            24,700
                    HaoJiaPing               20             4,940
     JingBian       QiaGou                   80             19,760
                    PanGou                   60             14,820
     WuQi           ZhouWanZhen              200            49,400
                    ChangGuanMiao            50             12,350
                    WuCangPu                 200            49,400
     DingBian       HanQu                    100            24,700
                    Total                    810            200,700

      Under terms of the Milco Participation Agreement, the Company agrees to pay 100% of all of the costs of operating, exploring and developing the Milco Concession to Milco, as consideration for an undivided 50% interest in all of the profits generated from the Milco Concession and paid to the joint venture. The Company will also participate in all other future concessions acquired by Milco on the same 50% participation terms.

      (3) By a participation agreement dated September 9, 1997, the Company agreed to pay 100% of all the costs of exploring and developing the Fuxian oil and gas property in Fuxian County, Shaanxi Province, Peoples Republic of China as consideration for an undivided 50% interest in all of the profits generated from the properties.

      (j)  Criteria:

      The Company will consider the following criteria when evaluating whether to participate in an oil and gas prospect in
China:

               1)   Geological and Seismic (when available) Data
               2)   Market demand for products;
               3)   Efficient transportation availability;
               4)   Location;
               5)   Weather;
               6)   Management;
               7)   Cost of participation;
               8)   Terms;
               9)   Risk vs. rewards;
               10)  Feasibility study;
               11)  Whether capital is available to fund participation.

ITEM 3.        LEGAL PROCEEDINGS

               None at date of Registration Statement.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None in Fiscal Year ended December 31, 1997.


                            PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


      The Company's common stock is not now traded on the "Over-the-Counter" market, but when traded will be quoted in the National Quotation Bureau or the NASD Electronic Bulletin Board. The following table sets forth high and low bid prices of the Company's common stock for the three (3) years ended December 31, 1997, 1996, and 1995 as follows:

                                        Bid
                                   High      Low
1997
     First Quarter                 2 1/8     1 1/8
     Second Quarter                1 13/16   1
     Third Quarter                 1.09      .65
     Fourth Quarter                .84       .31

                                        Bid
                                   High      Low
1996
     First Quarter                 1/4       1/8
     Second Quarter                15/32     1/8
     Third Quarter                 5/16      9/32
     Fourth Quarter                2 1/16    1/8

                                        Bid
                                   High      Low
1995
     First Quarter                 1/2       1/4
     Second Quarter                Not Traded
     Third Quarter                 1/4       3/16
     Fourth Quarter                1/3       1/16

     Such over the counter market quotations reflect interdealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

     (b)  As  of  December  31,  1997,  the  Company  had   163
shareholders of record of the common stock.

     (c) No dividends on outstanding common stock have been paid
within  the  last  two  fiscal years, and interim  periods.   The
Company does not anticipate or intend upon paying dividends for the foreseeable future.










                 SPACE INTENTIONALLY LEFT BLANK

[CAPTION]

ITEM 6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

       The information presented herein, should be read in conjunction with the Company's consolidated financial statements and related notes appearing elsewhere herein.

Selected Financial Information

                                 (A DEVELOPMENT STAGE COMPANY)
                                 Fiscal Year Ended December 31,
                      1997       1996       1995        1994        1993



Income Statement Data:

Revenues              0           0           0           0           0
Cost of
 Revenues             0           0           0           0           0

Gross Profit          0           0           0           0           0

General and
Administrative
Expenses              247,566     3,118       46,004      89,541      34,865

Income <loss>
from
operations            (685,080)   0           0           0           0

Other income
 <expense>            135,266     0           (33,451)    (64,769)    (99,081)

Amortization of
License Agreement     0           0           0           (409,236)   (27,415)
(write off - 1994)
Income <loss>
before income
taxes                 (549,814)   (3,118)     (79,455)    (563,546)   (161,361)

Provisions for
income taxes          0           0           0           0           0

Net income
<loss> per   Greater
common share than     (.02)       (.00)       (.004)      (.028)      (.01)

Average shares
outstanding           30,167,056  26,554,183  21,575,697  20,477,500  20,377,500

                                  18

[CAPTION]

                    FY          FY           FY
                    1997         1996         1995         1994        1993


Balance Sheet Data:

Current  Assets     3,489,285    0            0            1,344       39,340

Total               4,764,502    50,802       0            1,344      448,576
Assets

Current             137,341      53,327       37,407       562,012     472,698
Liabilities

Long-term debt,
net of current
portion             0            0            0            0           0

Deficit Accum-
ulated during
Development
Stage               (1,711,757)  (1,161,943)  (1,158,825)  (1,079,370) (515,824)

Stockholders'
 equity             4,627,16 1   (2,525)      (37,407)     (560,668)   (24,122)
 (deficiency)

MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The  Company  has no primary income source  at  this  time.
Capital from private placements or borrowing against assets are required to fund future operations. The company completed a private offering of Units at $1.00 per share for $5,179,500, in May 1997.

      The  Company  had no revenues for the twelve  month  period
ending  December  31,  1997.   The  Company  recommenced  limited
business operations in late 1996, and incurred a significant  net
loss   from   operations  in  1997  resulting   from   costs   of
participation  in its joint oil exploration ventures  in  Peoples
Republic  of  China.   The Company may continue  to  show  losses
resulting  from joint venture participation for an  indeterminate time.

RESULTS OF OPERATIONS

      During  its operations ended December 31, 1996, the Company
incurred  expenses  in  irregular  amounts  through  year   ended
December  31, 1996.  By "irregular", the Company is referring  to the fact that due to suspended operations, fixed expenses such as rent,  general  and administrative, accounting,  telephone,  etc.
have  been  variable, and sporadic. The Company has generated  no business  revenue from operations in 1996, or in  the  first  two quarters of 1997.

                                 19





      In 1997, the Company commenced regular operations and incurred significantly greater expenses.

      The Company incurred the following expenses in the past fiscal year.


                         December 31, 1997     December 31, 1996
OPERATING EXPENSES

Accounting                          $9,539                $2,745

Consulting                          32,185                     -

Foreign exchange                     (778)               (3,138)
(gain) loss

Interest and bank                      406                     -
charges

Investor relations                  45,280                     -

Legal                               59,795                   373

Office and general                  29,776                     -

Printing                            10,059                     -

Promotion                            1,409                     -

Rent                                 7,376                     -

Telephone                            6,741                     -

Travel                              45,778                     -

Write-off of                             -                 3,138
advances
                                  ______________________________
TOTAL OPERATING                   $247,566                $3,118
COSTS                             ==============================


      It   is  expected  that  expenses  will  continue   at   a
significantly  increased  rate  due  to  costs  of  seeking   and
investigating   China   oil   opportunities   and    implementing
exploration pursuant to joint ventures.

      Cash Flows:

      The Company has achieved no revenues from any operations during the year, ending December 31, 1997.

      The income from operations for prior years compares as follows: Fiscal years 1994 and 1995 ($0) and ($0) to Fiscal year ended December 31, 1996. In 1997 the Company also had no income from operations but had interest income of $135,266. The Company has never had any income, revenue or profits.

      At  this  time,  the  Company is dependent  upon  its  cash reserves, private placements, or loans for future operations  and
funding.   If  its  cash reserves are depleted it  will  have  to
either   borrow  money,  if  possible,  or  raise  funds  through
subsequent  public  or private offerings to  continue  operations until  when, or if, it ever develops sufficient revenue from  its assets  to  maintain operations.  If revenues are not  generated, the  Company will be forced to develop another line of  business, or  to finance its operations through borrowed funds, the sale of assets  it  has,  or enter into the sale of stock for  additional capital  none of which may be feasible when needed.  The  Company has no specific management ability, and no financial resources or plans  to  enter any other business as of this date although  the
Company will be open to suggestion and opportunity.

CHANGES IN FINANCIAL CONDITION

       At year end 1997 the Company's assets increased to $4,764,502 compared to $50,802 at end of 1996. The increase was a result of advances for expenditures for the exploration and development of the China joint ventures by Richco Investors, Inc., its largest shareholder.

       The   liabilities,  nearly  all  of  which   are   current
liabilities, also increased significantly as a result of accounts payable related to expenses for the oil exploration joint venture
in  China.   At year end 1997, current liabilities were $137,341,
an  increase  of  257%  over the 1996  year  end  liabilities  of
$53,327.

      Stockholders'  equity at year end 1997 was  $4,627,161,  an
increase  over  the 1996 stockholder's deficit of ($2,525).   The
Company  achieved this increase through the private  offering  of
Units resulting in net proceeds of $5,179,500 to recapitalize the
Company.

      From  the aspect of whether the Company can continue toward its  business  goal  of exploring its China  oil  prospects,  the
Company  may use all of its available capital without  generating
revenues.    Without  revenues  and  without  continued   capital
infusions or loans or a combination thereof, it is doubtful  that the  Company can carry out its business goals regarding the China joint  venture operations on the oil prospects for  any  extended period beyond 1998.

Comparison  of  Results of Operation for the Fiscal  Years  Ended
December 31, 1997 and 1996

      The Corporation had no operating revenues in either 1996 or 1997.

      The  Company incurred operating expenses, all of which  are general and administrative in nature, totaling $3,118 in 1996  as compared  to  $247,566  in  1997 in  general  and  administrative expenses and $433,795 in joint venture expenses.  As a result  of having no operating income, the Company incurred operating losses
of  $(3,118)  in  1996  and  $(685,080)  in  1997.   The  Company
anticipates that the trend of net losses will continue in 1998 as it continues to incur major expenses in attempting to start up its China oil joint ventures.

      General  and  Administrative costs  increased  in  1997  to
$247,566 from a total of $3,118 in 1996.   Expenses of a  General
and Administrative nature increased substantially as a result  of registering  its common stock under the Securities  and  Exchange
Act  of  1934,  increased  audit costs and  expenses  related  to private placements to fund the China oil exploration and related administrative costs.

                  Exploration Costs in China
Oil & Gas    Ningxia    Shaanxi     Fuxian            1997             1996
Project
Costs

Project     $953,786   $403,008         $-       $1,225,537         $50,802
Costs

Advance                          (131,257)
due from
project

Dry Hole                                            147,281
Expense

Capital      38,292      2,270        9,118          49,680               -
Assets

Exploration                                         286,514
Expenses

           $992,078   $405,278   $(122,139)      $                  $50,802

      The Company expects that its expenses for Joint Venture participation in China will continue at about the same rate as in 1997 for 1998.

     The per-share loss amounted to $(.02) in 1997 as compared to $.000 in 1996.

      The Company incurred no interest expenses in 1997 and no interest expense in 1996. The Company earned interest of $135,266 on deposits after its Unit offering in 1997.

Comparison  of  Results  of Operations  for  Fiscal  Years  Ended
December 31, 1995 and 1994.

      During  the  fiscal  year  ended  December  31,  1994,  the
Registrant  realized  a  net  loss on  operations  of  $(563,546)
($.028/share) compared to $(79,455) ($.004/share) for the  fiscal year  ended December 31, 1995.  The large loss in 1994 was  as  a result of a $409,236 write off of the N-Viro licenses and $25,000 in royalties.

      Operating expenses decreased during 1995 to $79,455 compared to 1994 at $154,310 except license write off as a result of the decrease in royalty and fiscal agent.

Comparison  of  Results of Operation for the Fiscal  Years  Ended
December 31, 1996 and 1995

      The Corporation had no operating revenues in either 1996 or 1995.

      The  Company incurred operating expenses, all of which  are general and administrative in nature, totaling $3,118 in 1996 as compared to $79,455 in 1995. As a result of having no operating income, the Company incurred operating losses of $(3,118) in 1996 and $(79,455) in 1995.

     General and Administrative costs decreased in 1996 to $3,118
from  a  total  of $46,004 in 1995.   Expenses of a  General  and
Administrative nature will increase substantially as a result  of registering  its common stock under the Securities  and  Exchange
Act  of  1934,  increased  audit costs and  expenses  related  to private  placements  to  fund the China oil  joint  ventures  and miscellaneous operations costs.

     Travel expenses in 1996 were about the same as 1995.  Office expenses,  including telephone, were $0 in 1996 and $0  in  1995.
These  expenses  were contributed by President Gerald  Runolfson.
1996  expense for accounting totaled $0, while in 1995 accounting
and  other  professional expenses were $0.   The  per-share  loss
amounted to $0.00 in 1996 as compared to $.004 in 1995.

LIQUIDITY

     The Company expects that its need for liquidity will increase for the coming year due to its anticipation of expending funds to form joint ventures in the Peoples Republic of China or make acquisitions of interests in businesses.

     Short Term.

     On a short term basis, the Company does not generate any revenue to cover operations. Based on prior experience, the Company believes it will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks to locate business opportunities. For short term needs the Company will be dependent on receipt, if any, of private placement proceeds.

    The Company had current assets of $3,489,285 at December 31, 1997, and had current liabilities of $137,341. Of the current total liabilities, $50,802 was owed to a shareholder group, who have agreed to convert the short term liabilities to a one year loan and $55,358 was owed to a company with a common director.

    Long Term.

    On a long-term basis, the Company has no fixed assets.   It
does however have at year end $3,238,576 in fungible cash.

      The Company has no business at this time from which it generates income. Its operations have no net cash flow at this time. It is reliant upon success in its China joint ventures, at this time, for possibility of future income.





CAPITAL RESOURCES

      The primary capital resources of the Company are its stock and cash on deposit only. Stock may be illiquid because it is restricted in an unproved company with no income.

      The Company completed a private placement of 5,179,500 Units consisting of common shares and warrants @ $1.00 per unit for operating capital. The Offering ceased as of May 31, 1997.

      The Company intends to continue to attempt to acquire business assets through the use of its stock, in exchange for assets, under the circumstances discussed in Item 1 (Business).

      As of the date of this report, the Company has material commitments for capital expenditures within the next year, pursuant to the Richco and Milco joint ventures, which amounts may exceed its available capital of $3,000,000.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The  response to this Item is included as  a  separate
Exhibit to this report.  Please see pages F-1 through F-11.

ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          a)   None

          b) In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

         c) The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

         d) The decision to change accountants was approved by the Board of Directors as the registrant has no audit committee.





                            PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)    The   following  table  furnishes  the  information
concerning the directors of the Company as of December 31,  1997.
The  directors  of the Company are elected every year  and  serve until their successors are elected and qualify.

Name                           Age            Title               Term

Gerald William Runolfson       57        President and Director   Annual

Ernest Cheung                  48        Secretary and Director   Annual

Patrick Pak Ling Chan          44        Director and  Chairman   Annual

Joseph S. Tong                 48        Director                 Annual

      The term of office for each director is one (1) year, or until his/her successor is elected at the Company's annual meeting and qualified. The term of office for each officer of the Company is at the pleasure of the board of directors.

      The board of directors has no nominating, auditing committee
but   has  set  up  a  compensation  committee.   Therefore,  the
selection  of  person or election to the board of  directors  was neither independently made nor negotiated at arm's length.

      The term of office for each director is one (1) year, or until his/her successor is elected at the Company's annual meeting and qualified. The term of office for each officer of the Company is at the pleasure of the board of directors.

      (c)  Identification of Certain Significant Employees.

      There are no employees other than the executive officers disclosed above who make, or are expected to make, significant contributions to the business of the Company, the disclosure of which would be material.

      (d)  Family Relationships. None.

      (e)  Business Experience.

      The following is a brief account of the business experience during the past five years of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.



                     MANAGEMENT EXPERIENCE

      Gerald  William Runolfson, President and Director, age  57,
has  been  President and Director of the Company since 1991.   He
received a Bachelor of Science in Civil Engineering in 1963  from
University   of   Saskatchewan  Canada.   He   studied   Business
Administration  1970  - 1971 at University  of  Alberta,  Canada.
From  1988 to date, he has been President of International  Butec
Industries  Corp.,  Vancouver, B.C.  From 1991  to  1994  he  was
President of N-Viro Recovery, Inc.  From 1994 to present  he  has
been  President of Elkon Products, Inc. of Vancouver,  B.C.    He
has been a Director of Horseshoe Gold Mines since 1991.

      Ernest Cheung, Secretary and Director, age 48, received  an
MBA  in  Finance  and  Marketing  from  Queen's  University,   in
Kingston,  Ontario  in 1975, and obtained a Bachelors  Degree  in
Math in 1973 from University of Waterloo, Ontario.  From 1984  to
1991   he   was  vice  President  and  Director,  Capital   Group
Securities,  Ltd. in Toronto, Canada.  From 1991 to 1993  he  was
Vice  President  of  Midland  Walwyn Capital,  Inc.  of  Toronto,
Canada.   From  1993 to 1994 he was Vice Chairman,  Tele  Pacific
International Communications Corp. of Vancouver, B.C.  From  1992
-  1995 he has served as a Director of Tele Pacific International
Communications Corp. (VSE).  He has also served as a Director for
Richco  Investors, Inc. (CDN) since 1995.  From 1994 to  1996  he was  Vice  President of Finance and Director of  BIT  Integration
Technology, Inc. of Toronto, Canada.  Since 1996 he  has  been  a
Director of BIT Integration Technology, Inc. (ASE) and since 1997
he  has  served  as  Director of the following  companies:   Agro
International  Holdings, Inc. (VSE); Spur Ventures,  Inc.  (VSE);
Placer  Technologies, Inc. (Nasdaq Bulletin Board);  and  Global-
Pacific  Minerals, Inc. (VSE).  From January 1997 to  present  he has  been President of Richco Investors, Inc. of Vancouver,  B.C.
He  has been a Director of Registrant since January 1997.  He  is currently  a Director of Agro International Holdings, Inc.  since
January   1997,  Spur  Ventures,  Inc.  since  1997  and   Placer
Technologies, Inc. since 1997.  He has held a Canadian Securities license, but which is currently inactive.

      Patrick  Pak  Ling  Chan, age 44, has been  a  Director  of
Registrant since January 1997 and is now Chairman.  He  graduated from  McGill  University in Montreal, Quebec with a  Bachelor  of
Commerce in Accounting in 1977.  He is a Chartered Accountant  in
British  Columbia  (since  1980).   From  1992  to  1993  he  was
executive  assistance to the Chairman, Solid Pacific Enterprises,
a   company   engaged  in  manufacturing  and   distribution   of
confectionery products in Hong Kong and China.  From 1985 to 1992 he  was  employed  at  Coopers & Lybrand,  Toronto,  Canada,  and focused on mergers and acquisitions.  From 1993 to 1995 he was  a registered Securities Representative with Bache Securities.

      Joseph  S.  Tong, age 48, has been a director of Registrant since January 1997.  Mr. Tong matriculated from La Salle College,
Kowloon,  Hong Kong in 1968.  From 1986 to 1990 he was  a  Branch
Manager  for  Canadian Imperial Bank of Commerce.  From  1990  to
1994  he  was Regional Manager, Asian Banking, Canadian  Imperial
Bank  of  Commerce.  From 1994 to 1995 he was President of  China
Growth Enterprises Corporation.  From 1995 to present he has been a  Director,  Corporate Finance, of Corporate  Capital  Group  in
Ontario,   Canada.    He  is  currently  a   director   of   Agro



International  Holdings, Inc. of Vancouver,  B.C.  since  January
1997  and Global Pacific Minerals, Inc. of Vancouver, B.C.  since
January 1997.

Directors Compensation

      Each member of the Board of Directors of the Company receives $1,000.00 plus reasonable outside travel expenses for each Board meeting he attends and for each Committee meeting he attends during the fiscal year. Directors who are also officers of the Company receive no compensation for services as a director.

ITEM 10.  EXECUTIVE COMPENSATION

     (a)  Cash Compensation.

     Compensation paid by the Company for all services  provided during  the fiscal year ended December 31, 1997, (1) to  each  of the  Company's  five  most highly compensated executive  officers whose  cash compensation exceeded $60,000 and (2) to all officers as a group is set forth below under directors.
            SUMMARY COMPENSATION TABLE OF EXECUTIVES
                   Annual Compensation                   Awards
Name and     Year   Salary   Bonus  Other Annual   Restricted   Securities
Principal           ($)      ($)    Compensation   Stock        Underlying
Position                            ($)            Award(s)($)  Options/SARs (#)

Gerald       1997   0        0      0              0            0
Runolfson,   1996   0        0      0              0            0
President    1995   0        0      0              0            0
and Director

Ernest       1997   0        0      0              0            0
Cheung,      1996   0        0      0              0            0
Secretary    1995   0        0      0              0            0
and Director

Patrick      1997   0        0      0              0            0
Chan,        1996   0        0      0              0            0
Director     1995   0        0      0              0            0

Joseph       1997   0        0      0              0            0
Tong,        1996   0        0      0              0            0
Director     1995   0        0      0              0            0



     (b)  Compensation Pursuant to Plans.  None.

     (c   Other  Compensation.  None.   No  stock  appreciation
rights or warrants exist to management

     (d)  Compensation of Directors.

     Compensation paid by the Company for all services provided during the fiscal year ended December 31, 1996, (1) to each of the Company's directors whose cash compensation exceeded $60,000 and (2) to all directors as a group is set forth below:

           DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which
Compensation   is  listed  in  Summary  Compensation   Table   of
Executives)

              Cash Compensation             Security Grants
Name              Annual      Meeting   Consulting   Number    Number of
                  Retainer    Fees      Fees/Other   of        Securities
                  Fees ($)    ($)       Fees ($)     Shares    Underlying
                                                     (#)       Options/SARs(#)
A. Director       0          0         0             0         0
Gerald Runolfson

B. Director       0          0         0             0         0
Ernest Cheung

C. Director       0          0         0             0         0
Patrick Chan

D. Director       0          0         0             0         0
Joseph Tong

      (e)   Termination  of  Employment  and  Change  of  Control
Arrangements.
          None

      (f)   KEY EMPLOYEES INCENTIVE STOCK OPTION PLAN:  NONE

      Section  16(a) of the Securities Exchange Act of  1934,  as
amended (the "Exchange Act"), requires the Company's officers and directors,  and  persons who own more than 10%  of  a  registered class  of  the  Company's equity securities, to file  reports  of ownership  and changes in ownership of equity securities  of  the
Company  with the Securities and Exchange Commission and  NASDAQ.
Officers,   directors  and  greater-than  10%  shareholders   are
required by the Securities and Exchange Commission regulation  to furnish  the Company with copies of all Section 16(a)  that  they file.  No officers, directors or 10% shareholders have filed  any
Reports pursuant to Section 16(a) at year end.



ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

     (a) Beneficial owners of five percent (5) or greater, of the Registrant's Common Stock and Warrants: No Preferred Stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Company's Common Stock known by the Company based upon 32,476,250 shares outstanding at December 31, 1997.

Title          Name and                        Amount and             Percent
 of            Address of                      Nature of              of
Class          Beneficial Owner                Beneficial Interest    Class
Common Stock   Richco Investors, Inc.          9,225,000(1)(2)        28.4%
               789 West Pender St. #830
               Vancouver, B.C. Canada V6C 1H2

      b) The following sets forth information with respect to the Company's Common Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group.

   Title       Name of                         Amount and             Percent
   of          Beneficial                      Nature of              of
   Class       Owner                           Beneficial Ownership   Class
   Common      Gerald Runolfson                512,501 (a)(b)         1.5%
               President and Director
               4151 Rose Crescent
               West Vancouver, B.C. Canada
(a) Porta-Pave Industries, Inc. (company owned by Runolfson family)   380,002
(b) Gerald Runolfson, individually                                    132,499
                                                                      512,501

   Title       Name of                         Amount and             Percent
   of          Beneficial                      Nature of              of
   Class       Owner                           Beneficial             Class
                                               Ownership
   Common      Ernest Cheung                   9,225,000(1)(2)        28.4%
               Secretary and Director
               904 - 183 Keefer Place
               Vancouver, B.C. Canada
               V6B 6B9





   Common      Patrick Chan                     0                      0%
               Director and Chairman
               #7 Conduit Road, Flat 6E
               Hong Kong

   Common      Joseph Tong, Director            0                      0%
               33 Allview Crescent
               North York, Ont., Canada
               M2J 2R4

   Officers and Directors as a Group            9,737,501              29.98%

   (1) 9,225,000 shares are owned by Richco Investors, Inc. of which Ernest Cheung is a director, officer and shareholder.

   (2)  Richco Investors, Inc. is beneficially owned by  Raoul
Tsakok through ownership of 50%+ shares of common stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Certain Transactions

   Richco  Investors,  Inc. is the parent of  Richi  Petroleum
Corp.   and  is  deemed  beneficially  owned  by  Ernest  Cheung,
Secretary  and a Director.  Raoul Tsakok of Vancouver, B.C.  owns more than 50% of the outstanding equity of Richco Investors, Inc.
Richi  Petroleum Corp. and Milco Petroleum, Inc. are wholly owned subsidiaries  of  Richco Investors, Inc.  Richco Investors,  Inc.
owns  9,225,000 shares of common stock of the company  (28.4%  of the outstanding stock of Registrant).  The Registrant has entered into  joint  ventures in China with Richi and Milco (see  Page  7
"Joint  Ventures  with Milco Petroleum, Inc. and Richi  Petroleum
Corp.), in which Registrant pays 100% of the cost of drilling for a  50%  interest in the wells.  Registrant paid $147,281  in  dry hole costs in 1997 for the participation and has invested a total of  $1,275,217  for  its participation.  The Registrant  is  owed
$131,257 by Richi Petroleum for advances to the Fuxian concession project.

   During the year ended December 31, 1995, a director of the Company charged consulting fees of $36,000.

      Advances receivable of $250,709 (1996:$Nil) are due from  a company with a common director and are unsecured, non-interest bearing and have no specific terms for repayment.

   Accounts  payable  and  accrued  expenses  include  $55,338
(1996:$Nil)  payable to a company with a common director,  Richco
Investors, Inc.

   Oil and gas project costs - advances to (due from) project are advanced to companies with a common director. These advances are unsecured, non-interest bearing and have no specific terms for repayment.

   Oil and gas project costs - Capital assets have been incurred with companies with a common director.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
          FORM 8-K

          (a) Financial Statements and Schedules. The following financial statements and schedules for Drucker Industries, Inc., as of December 31, 1997, and 1996 are filed as part of this report.

                                                                   Page
     (1)  Financial statements of Drucker Industries, Inc:

          Reports of Independent Accountants
          Report of Amisano & Hanson
          years ended December 31, 1997 and December 31, 1996      F-1
          Balance Sheets                                           F-2
          Statements of Operations                                 F-3
          Statements of Shareholders' Equity                       F-4 - F-6
          Statements of Cash Flow                                  F-7
          Schedule of General and Administrative expenses          Schedule #1
          Schedule of Dry Hole expenses                            Schedule #2
          Schedule of Exploration expenses                         Schedule #3
          Notes to Financial Statements                            F-8 - F-11

     (2)  Financial Statement Schedules:

          (a)  None
          (b)  Reports on Form 8-K:
          (c)  Exhibits
Item No.
(under 601)
4.1*      Articles of Incorporation and By-Laws:
          Incorporated by Reference as filed with  Form  10
          with the Securities and Exchange Commission
13.1*     Quarterly Report of Drucker Industries, Inc.  10-
          QSB for Period ended September 30, 1997.
22.1*     Subsidiaries of Registrant
* Previously filed





                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DRUCKER INDUSTRIES, INC.

Date: May 14, 1998                      by:/s/Gerald Runolfson
                                              Gerald Runolfson, President

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Gerald Runolfson           President      May 14, 1998
   Gerald Runolfson           and Director


/s/Ernest Cheung              Secretary      May 14, 1998
   Ernest Cheung              and Director


/s/Patrick Pak Ling Chan      Director       May 14, 1998
   Patrick Pak Ling Chan


/s/Joseph S. Tong             Director       May 14, 1998
   Joseph S. Tong


                          DRUCKER INDUSTRIES, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                         December 31, 1997 and 1996

                          (Stated in U.S. dollars)


                                                        AMISANO HANSON
                                                      CHARTERED ACCOUNTS

                              AUDITORS' REPORT

To the Stockholders,
Drucker Industries, Inc.


We have audited the balance sheets of Drucker
Industries, Inc. as at December 31, 1997 and 1996 and the statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1997 and for the period from inception of the development stage, January 1, 1997 to December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1997 and 1996 and the results of its operations and cash flows for each of the years in the three year period ended
December 31, 1997 and for the period from inception of the development stage, January 1, 1997 to December
31, 1997, in accordance with generally accepted accounting principles in the United States.

Vancouver, Canada
                                     "AMISANO HANSON"
March 19, 1998
                                      Chartered Accountants


Comments by Auditors for U.S. Readers on Canada - U.S. Reporting Conflict

In the United States, reporting standards for auditors require the addition of an explanatory paragraph
(following the opinion paragraph) when there is substantial doubt about a company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes the realization of assets and discharge of liabilities in the normal course of business. As discussed in Note 1 to the accompanying financial statements and in respect of the company's substantial losses from operations, substantial doubt about the company's ability to continue as a going concern exists. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our report to the shareholders dated March 19, 1998 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainty in the auditors' report when the uncertainty is adequately disclosed in the financial statements.

Vancouver, Canada
                                         "AMISANO HANSON"
March 19, 1998
                                          Chartered Accountants

Suite 604 - 750 West Pender Street, Vancouver, B. C.  V6C 2T7
Telephone (604) 689-0188
Facsimile (604) 689-9773
E-mail amishan@istar.ca

                                F1

                     DRUCKER INDUSTRIES, INC.
                  (A Development Stage Company)
                        BALANCE SHEETS
                   December 31, 1997 and 1996
                    (Stated in U.S. dollars)


                                 ASSETS             1997            1996



Current
 Cash and term deposits                             $3,238,576     $          -
 Advances receivable - Notes 6 and 8                   250,709                -

                                                     3,489,285                -
Oil and gas projects costs - Note 3                  1,275,217           50,802

                                                    $4,764,502      $    50,802



                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
 Accounts payable and accrued expenses - Note 6     $   86,539      $     2,525
 Advance payable - Notes 6 and 8                        50,802           50,802

Total current liabilities                              137,341           53,327

Stockholders' Equity (Deficiency) - Note 4
 Common stock $.001 par value, authorized 50,000,000
 shares:
 32,476,250 shares issued and outstanding                32,115          26,935
 Additional paid-in capital                           6,306,803       1,132,483
 Deficit accumulated during the development stages   (1,711,757)     (1,161,943)

Total stockholders' equity                            4,627,161      (    2,525)


                                                     $4,764,502      $   50,802


Continuance of Operations - Note 1
Commitment - Note 4
Subsequent Events - Note 8



APPROVED BY THE BOARD:

"Gerry Runolfson"

"Ernest Cheung"

                               SEE ACCOMPANYING NOTES
                                        F2


                     DRUCKER INDUSTRIES, INC.
                  (A Development Stage Company)
                    STATEMENTS OF OPERATIONS
         for the years ended December 31, 1997, 1996 and 1995 and January 1, 1997 (Date of Inception of Development Stage)
                      to December 31, 1997
                    (Stated in U.S. dollars)


                                                             January 1, 1997
                                                          (Date of Inception of
                                                            Development Stage)
                          Year ended December 31              to December 31,

                            1997         1996          1995          1997

Interest income             $(135,266)   $        -    $       -     $(135,266)

General and administrative
 expenses - Schedule 1        247,566         3,118       46,004       247,566

Interest expense                    -             -       33,451             -

Fiscal agent fees               3,719             -            -         3,719

Dry hole expenses -
 Schedule 2                   147,281             -            -       147,281

Exploration expenses -
 Schedule 3                   286,514             -            -       286,514

Net loss                  $(  549,814)  $(    3,118)  $(   79,455)   $(549,814)

Net loss per share        $(     0.02)  $(     0.00)  $(     0.00)

Weighted average shares
 outstanding               30,167,056    26,554,183    21,575,697

                                SEE ACCOMPANYING NOTES
                                         F3

[CAPTION]

                     DRUCKER INDUSTRIES, INC.
                  (A Development Stage Company)
          STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
    for the years ended December 31, 1989 to December 31, 1997 and
      February 4, 1971 (Date of Inception) to December 31, 1997
                     (Stated in U.S. dollars)

                                                          Deficit
                                                          Accumulated
                                            Additional    During
                        Common Stock        Paid-in       Development
                   Shares           Amount  Capital       Stages       Total

Shares issued to
 acquire Monetary
 Metals, Inc.      $  675,000    $   675    $    (675)   $       -   $       -
Shares issued
 to  acquire
 net assets
 of Drucker Sound
Design Corporation  2,700,000      2,700       65,046             -      67,746
Net loss from
 inception to
 December 31, 1989          -         -             -    $  (8,115)      (8,115)
Net loss for year
 ended December
 31, 1990                   -         -             -     (144,333)    (144,333)
Five for one
 forward split of
 outstanding share 13,500,000     13,500      (13,500)           -            -
Funds contributed
 by stockholder             -                 124,196            -      124,196
Sale of units for
 cash, September
 1991               1,050,000      1,050      103,950            -      105,000
Sale of units for
 cash, December
 1991                 750,000        750       74,250            -       75,000
Shares issued to
 settle debts          52,500         53        5,197       (5,250)           -
Shares issued to
 directors as
 compensation         450,000        450       44,550      (45,000)           -
Correct funds
 contributed to
 stockholders               -          -      (24,990)           -      (24,990)
Interest on note
 payable                    -          -            -       (7,370)      (7,370)
Net loss for year
 ended December
 31, 1991                   -          -            -      (38,417)     (38,417)

Balance, December
 31, 1991, as
 previously
 reported          19,177,500     19,178      378,024     (248,485)     148,717
Adjustments to
 previously
 reported
 amounts:
   Fiscal agent
   fees                     -          -      (18,000)      (7,300)     (25,300)

Balance, December
 31, 1991, as
 restated          19,177,500     19,178      360,024     (255,785)     123,417

Sale of common
 stock,
 March 1992           700,000        700       69,300            -       70,000
Sale of common
 stock,
 September 1992       500,000        500       54,500            -       55,000
Net loss for
 year ended
 December 31,
 1992                       -          -            -      (78,078)     (78,078)

Balance, December
 31, 1992, as
 previously
 reported          20,377,500     20,378      483,824     (333,863)     170,339
Adjustments to
 previously
 reported
 amounts:
   Fiscal agent
   fees                     -          -      (12,500)     (20,600)     (33,100)

Balance, December
 31, 1992, as
 restated          20,377,500     20,378      471,324     (354,463)     137,239

                                SEE ACCOMPANYING NOTES
                                         F4

[CAPTION]

                    DRUCKER INDUSTRIES, INC.
                 (A Development Stage Company)
        STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
    for the years ended December 31, 1989 to December 31, 1997 and
      February 4, 1971 (Date of Inception) to December 31, 1997
                   (Stated in U.S. dollars)



                                                          Deficit
                                                           Accumulated
                                             Additional    During
                         Common Stock        Paid-in       Development
                    Shares           Amount  Capital       Stages         Total



Balance forward,
 December 31,
 1992, as restated  20,377,500    20,378      471,324    (  354,463)    137,239

Net loss for the
 year ended
 December 31, 1993           -         -            -    (  134,081)   (134,081)

Balance, December
 31, 1993           20,377,500    20,378      471,324    (  488,544)      3,158

Adjustment to
 previously
 reported amounts:
  Fiscal agent fees          -         -            -    (   27,280)   ( 27,280)

Balance, December
 31, 1993, as
 restated           20,377,500    20,378      471,324    (  515,824)   ( 24,122)

Sale of common
 stock, July, 1994     200,000       200       29,800             -      30,000

Fiscal agent fees            -         -   (    3,000)            -    (  3,000)

Net loss for the
 year ended
 December 31, 1994           -         -            -    (  563,546)   (563,546)

Balance, December
 31, 1994           20,577,500    20,578      498,124    (1,079,370)   (560,668)

Shares issued to
 settle debts        5,976,683     5,977      596,739             -     602,716

Net loss for the
 year ended
 December 31, 1995           -         -            -    (   79,455)   ( 79,455)

Balance, December
 31, 1995           26,554,183    26,555    1,094,863    (1,158,825)   ( 37,407)

Shares issued to
 settle debts          380,002       380       37,620             -      38,000

Net loss for the
 year ended
 December 31, 1996           -         -            -     (    3,118)  (  3,118)

Balance, December
 31, 1996           26,934,185    26,935    1,132,483     (1,161,943)  (  2,525)

                                SEE ACCOMPANYING NOTES
                                         F5

[CAPTION]


                          DRUCKER INDUSTRIES, INC.
                       (A Development Stage Company)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) for the years ended December 31, 1989 to December 31, 1997 and
                     February 4, 1971 (Date of Inception)
                          to December 31, 1997
                        (Stated in U.S. dollars)


                                                       Deficit
                                                       Accumulated
                                         Additional    During
                     Common Stock        Paid-in       Development
                 Shares         Amount   Capital       Stages         Total
                                                       (Note 7)

Balance forward,
 December 31,
 1996             26,934,185   26,935    1,132,483   (1,161,943)     (    2,525)

Sale of common
 stock, May,
 1997              5,179,500    5,180    5,174,320            -       5,179,500

Shares issued
 for finder's fee    362,565        -            -            -               -

Net loss for the
 year ended
 December 31,
 1997                      -        -            -    (  549,814)    (  549,814)

Balance, December
 31, 1997         32,476,250  $32,115   $6,306,803   $(1,711,757)   $ 4,627,161

                                SEE ACCOMPANYING NOTES
                                         F6

[CAPTION]


                     DRUCKER INDUSTRIES, INC.
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOW
        for the years ended December 31, 1997, 1996 and 1995 and January 1, 1997(Date of Inception of Development Stage)
                      to December 31, 1997
                    (Stated in U.S. dollars)


                                                              January 1, 1997
                                                              (Date of Inception
                                                              of Development
                                   Year Ended December 31,    Stage) to
                                 1997        1996        1995 December 31, 1997


Cash flow from operating
 activities:
  Net loss                   $(  549,814)  $( 3,118)    $(79,455)   $( 549,814)
  Adjustments to reconcile
  net loss to net cash
  used in operations:
  Advance receivable          (  250,709)         -            -    (  250,709)
  Accounts payable and
  accrued expenses                84,014     12,118       69,111        84,014

Net cash provided by
 (used in) operating
 activities                   (  716,509)     9,000    (  10,344)   (  716,509)

Cash flow used in investing
 activities
  Oil and gas project costs   (1,224,415)   (50,802)           -    (1,224,415)

Cash flow from financing
 activities:
   Proceeds from sale of common
   stock                       5,179,500          -            -     5,179,500
   Due to a related party              -    ( 9,000)       9,000             -
   Advance payable                     -     50,802            -             -

Net cash provided by
 financing activities          5,179,500     41,802        9,000     5,179,500

Net increase (decrease) in
 cash                          3,238,576          -      ( 1,344)    3,238,576
  Cash, beginning of period            -          -        1,344             -

Cash and term deposits, end
 of period                   $ 3,238,576   $      -     $      -   $ 3,238,576


Supplemental Disclosures of Cash Flows:
Stock issued for payment of accounts payable in 1996 $38,000 (1995:  $243,716)
Stock issued for payment of Promissory note in 1995 $359,000

                                SEE ACCOMPANYING NOTES
                                         F7

[CAPTION]

                     DRUCKER INDUSTRIES, INC.
                  (A Development Stage Company)
          SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
        for the years ended December 31, 1997, 1996 and 1995
     and January 1, 1997 (Date of Inception of Development Stage)
                      to December 31, 1997
                     (Stated in US Dollars)


                                                                 January 1, 1997
                                                                  (Date of
                                                                  Inception of
                                                                  Development
                                                                  Stage) to
                                1997          1996       1995     December 31,
                                Total         Total      Total         1997


Accounting                    $   9,539     $ 2,745     $  7,985     $   9,539

Consulting - Note 6              32,185           -       36,000        32,185

Foreign exchange (gain) loss  $(    778)    $(3,138)    $(     5)    $(    778)

Interest and bank charges           406           -          146           406

Investor relations               45,280           -            -        45,280

Legal                            59,795           -          220        59,795

Office and general               29,776         373        1,362        29,776

Printing                         10,059           -            -        10,059

Promotion                         1,409           -            -         1,409

Rent                              7,376           -            -         7,376

Telephone                         6,741           -          296         6,741

Travel                           45,778           -            -        45,778

Write-off of advances                 -       3,138            -             -

                              $ 247,566     $ 3,118    $  46,004    $  247,566

                                SEE ACCOMPANYING NOTES
                                     SCHEDULE #1

[CAPTION]


                       DRUCKER INDUSTRIES, INC.
     (A Development Stage Company) SCHEDULE OF DRY HOLE EXPENSES
        for the years ended December 31, 1997, 1996 and 1995 and January 1, 1997 (Date of Inception of Development Stage)
                        to December 31, 1997
                       (Stated in US Dollars)


                                                                January 1, 1997
                                                              (Date of Inception
                                                                 of Development
                                                                    Stage) to
                                                                   December 31,
Fuxian Concession             1997         1996         1995          1997

Administration            $   3,484     $       -     $       -     $  3,484

Amortization                  2,827             -             -        2,827

Audit                         1,875             -             -        1,875

Consulting                   10,875             -             -       10,875

Entertainment                 2,347             -             -        2,347

Office supplies                 582             -             -          582

Other                         4,454             -             -        4,454

Surveying                   105,625             -             -      105,625

Travel                       14,713             -             -       14,713

Wages and benefits              499             -             -          499

                          $ 147,281     $       -     $       -     $ 147,281

                                 SEE ACCOMPANYING NOTES
                                      SCHEDULE #2

[CAPTION]

                       DRUCKER INDUSTRIES, INC.
                    (A Development Stage Company)
                   SCHEDULE OF EXPLORATION EXPENSES
          for the years ended December 31, 1997, 1996 and 1995
       and January 1, 1997 (Date of Inception of Development Stage)
                        to December 31, 1997
                       (Stated in US Dollars)



                                                                 January 1,
                                                                 1997 (Date of
                                                                 Inception of
                                                                 Development
                                                                 Stage)
                        Ninxia      Shaanxi  1997    1996   1995 to December 31,
                      Concession  Concession Total   Total  Total     1997


Administration          $  6,173  $      -  $  6,173  $    -  $    -  $  6,173

Amortization               9,573       568    10,141       -       -    10,141

Audit                      1,875     1,250     3,125       -       -     3,125

Entertainment              1,463     6,006     7,469       -       -     7,469

Insurance                  5,256         -     5,256       -       -     5,256

Office Supplies            3,950     1,740     5,690       -       -     5,690

Other                        676     2,396     3,072       -       -     3,072

Rental                       918         -       918       -       -       918

Repairs and maintenance    1,983         -     1,983       -       -     1,983

Surveying and testing     56,250   101,107   157,357       -       -   157,357

Telephone                  2,242     1,133     3,375       -       -     3,375

Travel                    25,285    22,720    48,005       -       -    48,005

Wages and benefits        27,194     6,756    33,950       -       -    33,950

                        $142,838  $143,676  $286,514  $    -  $    -  $286,514

                                SEE ACCOMPANYING NOTES
                                     SCHEDULE #3

                        DRUCKER INDUSTRIES, INC.
                     (A Development Stage Company)
                        STATEMENTS OF CASH FLOW
          for the years ended December 31, 1997, 1996 and 1995
      and January 1, 1997 (Date of Inception of Development Stage)
                          to December 31, 1997
                        (Stated in U.S. dollars)


Note 1    Continuance of Operations

          The company is in the development stage and is in the process of exploring its resource properties and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts shown for resource properties is dependent upon the discovery of economically recoverable reserves and confirmation of the company's interest in the underlying properties, the ability of the company to obtain necessary financing to satisfy the expenditure requirements under resource property agreements and to complete the development of the properties, and upon future profitable production or from the sale thereof.

          These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $1,711,757 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 2    Summary of Significant Accounting Policies

          Organization

          The company was incorporated in Idaho on February 4, 1971, as Monetary Metals, Inc. On December 14, 1989, the company acquired all the net assets of Drucker Sound Design, Inc. in exchange for 2,700,000 shares (13,500,000 shares after split) of common stock. On December 30, 1989, the company changed its name to Drucker Sound Design, Inc., and on June 19, 1990, the company changed its domicile to Delaware. On September 5, 1991, the company changed its name to Drucker Industries, Inc., and forward split the outstanding shares of common stock on the basis of five for one.

          Line of Business

          The company currently is in the business of exploration and development of oil and gas properties in China.

          Development Stage Company

          The company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The company is devoting substantially all of its present efforts to the business of exploration and development of oil and gas properties in China. For the purposes of providing cumulative amounts for the statements of operations and cash flow, these amounts consider only those losses for the period from January 1, 1997 to December 31, 1997, the period in which the company has undertaken a new development stage activity.

          Income Taxes

          The company uses the liability method of accounting for income taxes pursuant to Statement of Financial
          Accounting Standards, No.
          109 "Accounting for Income Taxes".

                                  F8

Note 2    Summary of Significant Accounting Policies -
(cont'd)

          Net Loss Per Share
          Net loss per share is based on the weighted average number of common shares outstanding during each year.

          Values

          The amounts shown for oil and gas project costs represent costs to date and do not necessarily reflect present or future values.

          Capital Assets

          Capital assets are recorded at cost. Amortization is provided on the declining balance method at the rate of 20% per annum.

          Oil and Gas Project Costs

          The company follows the successful efforts method of accounting for its oil and gas properties. Under this method, the initial acquisition costs and the costs of drilling and equipping development wells, are capitalized. The costs of drilling exploratory wells are initially capitalized and, if subsequently determined to be unsuccessful, are charged to operations as dry hole expenses. Costs and reserves of properties are aggregated by country. All other exploration expenditures, including geological and geophysical costs and annual rentals on exploration acreage, are charged to operations as incurred. Lease acquisition costs, subsequently determined to be impaired in value, are charged to operations.

          No gains or losses are recognised on the sale or disposition of oil and gas properties except when there is a material disposition of reserves of a country. All other proceeds are credited against the cost of the related properties.

          Depletion of the net capitalized costs of producing wells and leases is charged to operations on the unit-of-production method, by country, based upon estimated proved reserves.

Note 3    Oil and Gas Project Costs - Note 6

          By a participation agreement dated January 21, 1997, the company agreed to pay 100% of all the costs of exploring and developing the Ningxia oil and gas concessions in Yanchi County, Ningxia Province and WuQi county, Shaanxi Province, Peoples Republic of China as consideration for an undivided 50% interest in all of the profits generated from the concession.

          By a participation agreement dated January 21, 1997, the company agreed to pay 100% of all the costs of exploring and developing the Shaanxi oil and gas concessions in North Shaanxi Province, Peoples Republic of China as consideration for an undivided 50% interest in all of the profits generated from the concessions.

          By a participation agreement dated September 9,1997, the company agreed to pay 100% of all the costs of exploring and developing the Fuxian oil and gas property in Fuxian County, Shaanxi Province, Peoples Republic of China as consideration for an undivided 50% interest in all of the profits generated from the properties.

                                 F9

          The parties to the above agreements are related to the company by virtue of common directors.

                                                                 1997 1996
Oil and Gas Project Costs      Ningxia    Shaanxi   Fuxian     Total Total

Advance to (due from) project  $953,786 $403,008 $(131,257) $1,225,537 $50,802
Capital assets                   38,292    2,270     9,118      49,680       -

                               $992,078 $405,278 $(122,139) $1,275,217 $50,802

Included in advance to Ningxia project is US$743,000, held in a US currency account.

Note 4    Common Stock

          During the year ended December 31, 1997, the company issued 5,179,500 shares of common stock at $1.00 per share for proceeds of $5,179,500.

          The company also issued 362,565 shares of common stock as a finder's fee.

          Commitment

          Share Purchase Warrants

          At December 31, 1997, 5,179,500 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the company at $1.50 per unit until September 30, 1998. Each unit consists of one common share of the company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the company at $2.00 until September 30, 1999.

Note 5    Income Taxes

          No provision for income taxes has been provided in 1997 and 1996 due to the net loss. The company has net operating loss carry forwards, which expire commencing in the year 2004 totalling approximately $1,700,000, the benefits of which have not been recorded.

          Under the provisions of the Tax Reform Act of 1986, when there has been a change in an entity's ownership of fifty percent or greater, utilization of net operating loss carry forwards may be limited. As a result of equity transactions occurring through December 31, 1997, the company will be subject to such limitation. The annual limitations have not been determined.

                                F10

Note 6    Related Party Transactions - Notes 3 and 8

          During the year ended December 31, 1995, a director of the company charged consulting fees of $36,000.

          Advances receivable of $250,709 (1996: $Nil) are due from a company with a common director and are unsecured, non-interest bearing and have no specific terms for repayment.

          Advance payable of $50,802 (1996: $Nil) due to a company with a common director, are unsecured, non-interest bearing and have no specific terms for repayment.

          Accounts payable and accrued expenses include $55,338
          (1996: $Nil) payable to a company with a common director.

          Oil and gas project costs - advances to (due from) project are advanced to companies with a common director . These advances are unsecured, non-interest bearing and have no specific terms for repayment.

          Oil and gas project costs - Capital assets have been incurred with companies with a common director.

Note 7    Prior Period Change

          The company determined that accounts payable at December 31, 1993 was understated by $85,680 due to accrued fiscal agent fees not recorded. Of these fees, $27,280 related to the year ended December 31, 1993 and $58,400 related to years prior to the year ended December 31, 1993. Consequently accounts payable at December 31, 1993 and fiscal agent fees for the year then ended and deficit accumulated during the development stage December 31, 1993 and at December 31, 1992 and additional paid-in capital at December 31, 1992 were restated to reflect this adjustment.

Note 8    Subsequent Events

          Subsequent to December 31, 1997:

          - the company received $199,982 in respect of advances receivable outstanding at December 31, 1997.

          -    the company paid $50,802 in respect of
               advances payable outstanding at December 31, 1997.

          - the company paid $7,500 included in accounts payable to a company with a common director.

                                F11