Form 10QSB
period 1998-03-31
DRUCKER INDUSTRIES INC
filed 1998-06-08
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                           FORM 10QSB


         Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


                      CIK NO.: 0001042053


For  Quarter  Ended                            Commission File Number
March 31, 1998                                        0-29670


                    DRUCKER INDUSTRIES, INC.
     (Exact name of registrant as specified in its charter)


     Delaware                                      N/A
     (State of incorporation)                      (I.R.S. Employer
                                                   Identification No.)

#1- 1035 Richards Street, Vancouver, B.C. Canada  V6B 3E4
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

                         Yes         No   __X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    32,476,250 as of March 31, 1998

                   DRUCKER INDUSTRIES, INC.
                 (A Development Stage Company)
                        BALANCE SHEETS
             March 31, 1998 and December 31, 1997
                   (Stated in U.S. dollars)
                   (Unaudited - See Note 1)


                            ASSETS               March 31,    December 31,
                                                    1998          1997

Current
 Cash and term deposits                          $3,373,155     $3,238,576
 Advances receivable                                 50,737        250,709

                                                  3,423,892      3,489,285
Oil and gas projects costs                        1,267,541      1,275,217

                                                 $4,691,433     $4,764,502

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current
 Accounts payable and accrued expenses           $   90,727     $   86,539
 Advance payable                                          -         50,802

                                                     90,727        137,341

Stockholders' Equity - Note 2
 Common stock $.001 par value, authorized
 50,000,000 shares:
  32,476,250 shares issued and outstanding           32,115         32,115
 Additional paid-in capital                       6,306,803      6,306,803
 Deficit accumulated during the
 development stages                              (1,738,212)    (1,711,757)

Total stockholders' equity                        4,600,706      4,627,161

                                                 $4,691,433     $4,764,502

                         SEE ACCOMPANYING NOTES

[CAPTION]

                   DRUCKER INDUSTRIES, INC.
                 (A Development Stage Company)
                   STATEMENTS OF OPERATIONS
 for the three months ended March 31, 1998 and 1997 and years ended December 31, 1997, 1996 and 1995
 and January 1, 1997 (Date of Inception of Development Stage)
                       to March 31, 1998
                   (Stated in U.S. dollars)
                   (Unaudited - See Note 1)


                                                                    January
                                                                    1, 1997
                                                                    (Date of
                                                                    Inception of
             Three months                  Year ended               Development
             Ended March 31,               December 31              Stage) to
                                                                    March 31,
           1998        1997        1997        1996        1995       1998


Interest
income     $( 44,439)  $        -  $(135,266)  $        -  $        - $(179,705)


General
and
adminis-
trative
expenses-
Schedule 1     69,534     13,053     247,566        3,118      46,004   317,100

Interest
expense             -           -          -            -      33,451         -

Fiscal
agent
fees            1,360           -      3,719            -           -     5,079

Dry hole
expenses-
Schedule 2          -           -    147,281            -           -   147,281

Explora-
tion
expenses-
Schedule 3          -           -    286,514            -           -   286,514

Net loss   $( 26,455)  $( 13,053)  $(549,814)  $(  3,118)  $( 79,455) $(576,269)


Net loss
per share  $(   0.00)  $(   0.00)  $(   0.02)  $(   0.00)  $(   0.00)

Weighted
average
shares
out-
standing   32,476,250  26,934,185  30,167,056  26,554,183  21,575,697

                      SEE ACCOMPANYING NOTES

[CAPTION]

                   DRUCKER INDUSTRIES, INC.
                 (A Development Stage Company)
        STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
 for the three months ended March 31, 1998 and 1997 and years ended December 31, 1989
                   to December 31, 1997 and
    February 4, 1971 (Date of Inception) to March 31, 1998
                   (Stated in U.S. dollars)
                   (Unaudited - See Note 1)

                                                            Deficit
                                                            Accumulated
                                               Additional   During
                         Common Stock          Paid-in      Development
                     Shares        Amount      Capital      Stages       Total

Shares issued to
 acquire Monetary
 Metals, Inc.              675,00   $   675 $    (675)  $        -   $        -
Shares issued to
 acquire net assets
 of Drucker Sound
 Design Corporation      2,700,000    2,700     65,046           -       67,746
Net loss from
 inception to
 December 31, 1989               -        -          -  $  (8,115)      (8,115)
Net loss for year
 ended December 31,
 1990                            -        -          -   (144,333)    (144,333)
Five for one
 forward split of
 outstanding shares     13,500,000   13,500   (13,500)           -            -
Funds contributed
 by stockholder                  -        -    124,196           -      124,196
Sale  of units  for
 cash,
 September 1991          1,050,000    1,050    103,950           -      105,000
Sale of units for
 cash,
 December 1991             750,000      750     74,250           -       75,000
Shares  issued to
 settle debts               52,500       53      5,197     (5,250)            -
Shares issued to
 directors as
 compensation              450,000      450     44,550    (45,000)            -
Correct funds
 contributed to
 stockholders                    -        -   (24,990)           -     (24,990)
Interest on note
 payable                         -        -          -     (7,370)      (7,370)
Net loss for year
 ended
 December 31, 1991               -        -          -    (38,417)     (38,417)

Balance, December 31,
 1991, as previously
 reported               19,177,500   19,178    378,024   (248,485)      148,717

Adjustments to
previously reported
 amounts:  fiscal
 agent fees                      -        -    (18,000)     (7,300)    (25,300)

Balance, December 31,
 1991, as restated      19,177,500   19,178     360,024   (255,785)     123,417

Sale of common stock,
 March 1992                700,000      700      69,300           -      70,000
Sale of common stock,
 September 1992            500,000      500      54,500           -      55,000
Net loss for year
 ended
 December 31, 1992               -        -           -    (78,078)    (78,078)

Balance, December 31,
 1992, as previously
 reported               20,377,500   20,378     483,824   (333,863)     170,339
Adjustments to
 previously reported
 amounts:
 Fiscal agent fees               -        -    (12,500)    (20,600)    (33,100)


Balance, December 31,   20,377,500   20,378     471,324   (354,463)     137,239
 1992, as restated

                           SEE ACCOMPANYING NOTES
                                                      Continued

[CAPTION]

                   DRUCKER INDUSTRIES, INC.
                  (A Development Stage Company)
        STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) for the three months ended March 31, 1998 and 1997 and years ended December 31, 1989 to December 31, 1997 and
    February 4, 1971 (Date of Inception) to March 31, 1998
                   (Stated in U.S. dollars)
                   (Unaudited - See Note 1)

                                                          Deficit
                                                          Accumulated
                                              Additional  During
                          Common Stock        Paid-in     Development
                      Shares        Amount    Capital     Stages         Total

Balance forward,
 December 31, 1992,
 as restated           20,377,500   20,378     471,324   (354,463)       137,239
Net loss for the
 year ended
 December 31, 1993              -        -           -   (134,081)     (134,081)

Balance, December 31,
 1993                  20,377,500   20,378     471,324   (488,544)         3,158

Adjustment to
 previously reported
 amounts:
  Fiscal agent fees             -        -           -     (27,280)     (27,280)

Balance, December 31,
 1993, as restated     20,377,500   20,378     471,324    (515,824)     (24,122)

Sale of common stock,
 July, 1994               200,000      200      29,800            -       30,000

Fiscal agent fees               -        -     (3,000)            -      (3,000)

Net loss for the
 year ended
 December 31, 1994              -        -           -    (563,546)    (563,546)

Balance, December 31,
 1994                  20,577,500   20,578     498,124  (1,079,370)    (560,668)

Shares issued to
 settle debts           5,976,683    5,977     596,739            -      602,716

Net loss for the
 year ended
 December 31, 1995              -        -           -     (79,455)     (79,455)

Balance, December 31,
 1995                  26,554,183   26,555   1,094,863  (1,158,825)     (37,407)

Shares  issued to
 settle debts             380,002      380      37,620            -       38,000

Net loss for the
 year ended
 December 31, 1996              -        -           -      (3,118)      (3,118)

Balance, December 31,
 1996                  26,934,185   26,935   1,132,483  (1,161,943)      (2,525)

Net  loss  for  the
 three months ended
 March 31, 1997                  -        -           -     (13,053)     (13,053)

Balance, March 31,
 1997                  26,934,185   26,935   1,132,483  (1,174,996)     (15,578)

Sale of common
 stock, May, 1997       5,179,500    5,180   5,174,320            -    5,179,500

Shares  issued  for
 finder's fee             362,565        -           -            -            -

Net loss for the
 nine months ended
 December 31, 1997              -        -           -     (536,761)   (536,761)

Balance, December 31,
 1997                  32,467,250   32,115   6,306,803   (1,711,757)   4,627,161

Net loss for the
 three months ended
 March 31, 1998                 -        -           -      (26,455)    (26,455)

Balance, March 31,
 1998                  32,476,250  $32,115  $6,306,803  $(1,738,212)  $4,600,706

                          SEE ACCOMPANYING NOTES

[CAPTION]

                   DRUCKER INDUSTRIES, INC.
                 (A Development Stage Company)
                    STATEMENTS OF CASH FLOW
for the three months ended March 31, 1998 and 1997 and years ended December 31,
                     1997, 1996 and 1995
  and January 1, 1997(Date of Inception of Development Stage)
                       to March 31, 1998
                   (Stated in U.S. dollars)
                   (Unaudited - See Note 1)


                                                                    January
                                                                    1, 1997
                                                                    (Date of
                                                                    Inception of
                                                                    Development
                Three months                    Year Ended          Stage) to
                ended March 31,                 December 31,        March 31
               1998        1997        1997        1996     1995       1998


Cash flow
from
operating
activities

 Net loss    $ (26,455)  $(13,053)  $ (549,814)  $(3,118)  $(79,455)  $(576,269)
 Adjustments
 to reconcile
 loss to net
 cash used in
 operations:
  Advance
  receivable    199,972          -    (250,709)         -          -    (50,737)
  Accounts
  payable and
  accrued
  expenses        4,188    158,816       84,014    12,118     69,111      88,202
  Advance
  payable      (50,802)          -            -         -          -    (50,802)

Net cash
provided by
(used in)
operating
activities      126,903    145,763    (716,509)     9,000   (10,344)   (589,606)

Cash flow
used in
investing
activities
 Oil and gas
 project costs    7,676  (145,763)  (1,224,415)  (50,802)          -   1,216,739

Cash flow from
financing
activities:
 Proceeds from
 sale of
 common stock         -          -    5,179,500         -          -   5,179,500
 Due to a
 related party        -          -            -   (9,000)      9,000           -
 Advance payable      -          -            -    50,802          -           -

Net cash
provided by
financing
activities            -          -    5,179,500    41,802      9,000   5,179,500

Net increase
(decrease)
in cash         134,579          -    3,238,576         -    (1,344)   3,373,155
 Cash,
 beginning of
 period       3,238,576          -            -         -      1,344           -

Cash and term
deposits, end
of period    $3,373,155  $       -  $ 3,238,576  $      -  $       -  $3,373,155


Supplemental Disclosures of Cash Flows:
Stock issued for payment of accounts payable in 1996 $38,000 (1995:  $243,716)
Stock issued for payment of Promissory note in 1995 $359,000

                  SEE ACCOMPANYING NOTES

[CAPTION]

                   DRUCKER INDUSTRIES, INC.
                 (A Development Stage Company)
        SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
for the three months ended March 31, 1998 and 1997 and years ended December
                    31, 1997, 1996 and 1995
 and January 1, 1997 (Date of Inception of Development Stage)
                       to March 31, 1998
                    (Stated in US Dollars)
                   (Unaudited - See Note 1)


                                                                 January 1,
                                                                 1997
                                                                 (Date of
                                                                 Inception of
                                                                 Development
                      Three months         Year Ended            Stage) to
                     ended March 31,       December 31,          March 31,
                     1998     1997       1997     1996     1995    1998

Accounting
and audit          $40,015   $ 3,029   $  9,539   $2,745   $ 7,985   $ 49,554

Consulting          11,135         -     32,185        -    36,000     43,320

Foreign exchange
(gain) loss            430         -      (778)  (3,138)       (5)      (348)

Franchise tax        1,482         -          -        -         -      1,482

Interest and bank
charges                 72         -        406        -       146        478

Investor relations     895         -     45,280        -         -     46,175

Legal                1,201    10,024     59,795        -       220     60,996

Office and general   7,225         -     29,776      373     1,362     37,001

Printing               426         -     10,059        -         -     10,485

Promotion              470         -      1,409        -         -      1,879

Rent                 2,113         -      7,376        -         -      9,489

Telephone            2,143         -      6,741        -       296      8,884

Travel               1,927         -     45,778        -         -     47,705

Write-off of
advances                 -         -          -    3,138         -          -

                   $69,534   $13,053   $247,566   $3,118   $46,004   $317,100

                    SEE ACCOMPANYING NOTES

[CAPTION]

                   DRUCKER INDUSTRIES, INC.
                 SCHEDULE OF DRY HOLE EXPENSES
for the three months ended March 31, 1998 and 1997 and years ended December
                    31, 1997, 1996 and 1995
 and January 1, 1997 (Date of Inception of Development Stage)
                       to March 31, 1998
                    (Stated in US Dollars)
                   (Unaudited - See Note 1)


                                                                   January 1,
                                                                   1997
                                                                   (Date of
                                                                   Inception of
                                                                   Development
                     Three months             Year ended           Stage) to
                     ended March 31,          December 31,         March 31,
Fuxian Concession    1998     1997      1997      1996     1995       1998

Administration       $    -   $    -   $  3,484   $    -   $    -   $  3,484

Amortization              -        -      2,827        -        -      2,827

Audit                     -        -      1,875        -        -      1,875

Consulting                -        -     10,875        -        -     10,875

Entertainment             -        -      2,347        -        -      2,347

Office supplies           -        -        582        -        -        582

Other                     -        -      4,454        -        -      4,454

Surveying                 -        -    105,625        -        -    105,625

Travel                    -        -     14,713        -        -     14,713

Wages and benefits        -        -        499        -        -        499


                     $    -   $    -   $147,281   $    -   $    -   $147,281
                             SEE ACCOMPANYING NOTES

[CAPTION]


                   DRUCKER INDUSTRIES, INC.
                 (A Development Stage Company)
               SCHEDULE OF EXPLORATION EXPENSES
for the three months ended March 31, 1998 and 1997 and years ended December
                    31, 1997, 1996 and 1995
 and January 1, 1997 (Date of Inception of Development Stage)
                       to March 31, 1998
                    (Stated in US Dollars)
                   (Unaudited - See Note 1)


                                                                    January 1,
                                                                      1997
                                                                     (Date of
                                                                    Inception of
              Three months      Year ended                          Development
                ended           December 31,                          Stage) to
               March 31      Ninxia      Shaanxi  1997    1996  1995  March 31,
             1998    1997   Concession Concession Total  Total  Total   1998


Adminis-
tration      $   -  $   -  $  6,173  $      -  $  6,173  $   -  $   -  $  6,173


Amortization     -      -     9,573       568    10,141      -           10,141

Audit            -      -     1,875     1,250     3,125      -      -     3,125

Entertain-
ment             -      -     1,463     6,006     7,469      -      -     7,469

Insurance        -      -     5,256         -     5,256      -      -     5,256

Office
Supplies         -      -     3,950     1,740     5,690      -      -     5,690

Other            -      -       676     2,396     3,072      -      -     3,072

Rental           -      -       918         -       918      -      -       918

Repairs and
maintenance      -      -     1,983         -     1,983      -      -     1,983

Surveying
and testing      -      -    56,250   101,107   157,357      -      -   157,357

Telephone        -      -     2,242     1,133     3,375      -      -     3,375

Travel           -      -    25,285    22,720    48,005      -      -    48,005

Wages and
benefits         -      -    27,194     6,756    33,950      -      -    33,950

             $   -  $   -  $142,838  $143,676  $286,514  $   -  $   -  $286,514
                              SEE ACCOMPANYING NOTES

                  DRUCKER INDUSTRIES, INC.
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                       March 31, 1998
                  (Stated in U.S. dollars)
                  (Unaudited - See Note 1)


Note 1 Interim Reporting

       These financial statements have not been audited or reviewed. Readers are cautioned that these statements may not be appropriate for their purposes.

       While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and changes in financial position for the interim period presented.

Note 2 Common Stock

       Commitment

       Share Purchase Warrants

       At March 31, 1998, 5,179,500 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the company at $1.50 per unit until September 30, 1998. Each unit consists of one common share of the company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the company at $2.00 until September 30, 1999.

Note 3 Subsequent Event

       The company entered into a farm-out agreement dated April 1998 to acquire an undivided 20% participating interest in the right to explore for and exploit petroleum in a concession located in West Gharib, Gulf of Suez, Egypt.

       The company shall pay:

       - $352,000  within  seven days of the   execution  of
          the agreement

       - pay   20%   of  all  costs  and  expenses  incurred
          subsequent to the execution of the agreement related to this concession.

       - 40% of the costs and expenses associated with the drilling of an exploratory well to a maximum cost to the company of $600,000; thereafter, the company shall pay 20% of all costs and expenses associated with any further activity related to this well

       In addition, the company is required to provide a bank guarantee of $2,000,000 within seven days of the execution of the agreement, being 40% of a letter of guarantee.

       The company agrees to pay a finders fee of 7% net profit interest from the profits generated from the concession, after recovery of all exploration and development expenditures.

       This  agreement  is  subject to ratification  by  the
       Government of the Arab Republic of Egypt, the Exploration Offers Committee of the Egyptian General Petroleum Corporation and regulatory authorities.

ITEM  2.    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED MARCH 31, 1998

The Company had expenses for the three month period in 1998 of $69,534 as compared to $13,053 in expenses in the 1997 period. There were no revenues for the period in 1997, however, interest income of $44,439 was received. The Company recorded a net loss on operations of ($26,455) for the period in 1998 and a net loss of ($13,053) in the 1997 period. The Company operating losses may continue until income can be achieved. While the Company is seeking additional capital sources for investment; there is no assurance that sources can be found, and there is no assurance that its oil and gas exploration efforts in China will be productive.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $3,373,155 in cash capital at the end of the period. Such capital will be used for oil and gas
exploration   in   China  in  the  following   quarter   and
thereafter. The investment in oil and gas exploration projects in China of $1,267,541 is illiquid. Total liabilities were $90,727 at period end.


                  PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

 None

ITEM 2.    CHANGES IN SECURITIES

 None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

 None

ITEM  4.   SUBMISSION  OF MATTERS TO A  VOTE  OF  SECURITY HOLDERS

 None

ITEM 5.    OTHER INFORMATION


       The company entered into a farm-out agreement dated April 1998 to acquire an undivided 20% participating interest in the right to explore for and exploit petroleum in a concession located in West Gharib, Gulf of Suez, Egypt.

       The company shall pay:

       - $352,000 within seven days of the execution of the agreement

       - pay   20%   of  all  costs  and  expenses  incurred
          subsequent to the execution of the agreement related to this concession.

       - 40% of the costs and expenses associated with the drilling of an exploratory well to a maximum cost to the company of $600,000; thereafter, the company shall pay 20% of all costs and expenses associated with any further activity related to this well

       In addition, the company is required to provide a bank guarantee of $2,000,000 within seven days of the execution of the agreement, being 40% of a letter of guarantee.

       The company agrees to pay a finders fee of 7% net profit interest from the profits generated from the concession, after recovery of all exploration and development expenditures.

       This  agreement  is  subject to ratification  by  the
       Government of the Arab Republic of Egypt, the Exploration Offers Committee of the Egyptian General Petroleum Corporation and regulatory authorities.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

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



                          DRUCKER INDUSTRIES, INC.



Date: June 2, 1998        /s/Ernest Cheung
                          Ernest Cheung, Secretary