Form 10QSB
period 1998-06-30
DRUCKER INDUSTRIES INC
filed 1998-08-24
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                               CIK NO.: 0001042053


For Quarter Ended                                       Commission File Number
June 30, 1998                                                  0-29670


                            DRUCKER INDUSTRIES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                           N/A
         ------------------------                          ---------------------
         (State of incorporation)                          (I.R.S. Employer
                                                           Identification No.)

#1- 1035 RICHARDS STREET, VANCOUVER, B.C. CANADA     V6B 3E4
-----------------------------------------------------------------
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

                               Yes ______     No _X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         32,476,250 as of June 30, 1998

                            DRUCKER INDUSTRIES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1998 and December 31, 1997
                            (Stated in U.S. dollars)
                            (UNAUDITED - SEE NOTE 1)


                                                 June 30,           December 31,
                                   ASSETS        1998                 1997
                                   ------        ----                 ----
Current
   Cash and term deposits - Note 3          $     2,949,968      $     3,238,576
   Advances receivable                                    -              250,709
   Accrued interest receivable                        4,227                    -
                                                  ---------           ----------
                                                  2,954,195            3,489,285
Oil and gas projects costs                        1,662,293            1,275,217
                                                  ---------           ----------
                                            $     4,616,488      $     4,764,502
                                                  =========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current
   Accounts payable and accrued expenses    $        21,345      $        86,539
   Advance payable                                        -               50,802
                                                  ---------           ----------
Total current liabilities                            21,345              137,341
                                                  ---------           ----------
Stockholders' Equity - Note 3
   Common stock $.001 par value,
    authorized 50,000,000 shares:
    32,476,250 shares issued and outstanding         32,115               32,115
   Additional paid-in capital                     6,306,803            6,306,803
   Deficit accumulated during the
      development stage                        (  1,743,775)       (  1,711,757)
                                                  ---------           ----------
Total stockholders' equity                        4,595,143            4,627,161
                                                  ---------           ----------
                                            $     4,616,488      $     4,764,502
                                                  =========           ==========











                             See Accompanying Notes

                            DRUCKER INDUSTRIES, INC.
                          (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF OPERATIONS for
            the three months ended and the six months ended June 30, 1998, 1997 and January 1, 1997 (Date of Inception of Development Stage) to June 30, 1998
                            (Stated in U.S. dollars)
                            (UNAUDITED - SEE NOTE 1)

                                                                 January 1, 1997
                                                                        (Date of
                                                                    Inception of
                                                                     Development
                         THREE MONTHS             SIX MONTHS              Stage)
                          ENDED JUNE 30            ENDED JUNE 30     to June 30,
                        1998         1997        1998         1997        1998
                        -------    -------       ------       -----       ------

General and
 administrative
 expenses-Schedule 1   $  32,541   $  63,035    $  103,435   $  76,088  $354,720

Dryhole expenses
 - Schedule 2                  -           -             -           -   147,281

Exploration expenses
- Schedule 3                   -           -             -           -   286,514
                     -----------   ---------    ----------  ----------   -------
Loss before the
 following:            (  32,541)  (  63,035)     (103,435)  (  76,088)  788,515

Interest income           26,979      39,063        71,417      39,063   206,684
                     -----------   ---------    ----------  ----------   -------
Net loss               $ ( 5,562)  $( 23,972)    $ (32,018)   $(37,025) $581,831
                     ===========   =========    ==========  ==========   =======
Net loss per share     $ (  0.00)  $(   0.00)    $ (  0.00)   $(  0.00)
                     ===========   =========    ==========  ==========
Weighted average shares
 outstanding          32,476,250   7,797,435    32,476,250  27,797,435
                     ===========   =========    ==========  ==========












                             See Accompanying Notes




                            DRUCKER INDUSTRIES, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
         for the six months ended June 30, 1996, 1997 and 1998 and years
           December 31, 1989 to December 31, 1997 and February 4, 1971
                      (Date of Inception) to June 30, 1998
                            (Stated in U.S. dollars)
                            (UNAUDITED - SEE NOTE 1)
                                     Deficit                                                                  Deficit
                                                                                              Additional     Accumulated
                                                                     COMMON STOCK               Paid-in      During the
                                                               SHARES            AMOUNT         CAPITAL      Development     TOTAL
                                                                                                             Stage
                                                                -------        ---------     -------------   -----------  ----------

Shares issued to acquire Monetary Metals, Inc.                  675,000        $     675     $ (       675)               $       -
Shares issued to acquire net assets of Drucker Sound Design
 Corporation                                                  2,700,000            2,700            65,046                   67,746
Net loss from inception to December 31, 1989                                                                 $ (   8,115)  (  8,115)
Net loss for year ended December  31, 1990                                                                      (144,333)  (144,333)
Five for one forward split of outstanding shares             13,500,000           13,500       (    13,500)                       -
Funds contributed by stockholder                                                                   124,196                  124,196
Sale of units for cash, September 1991                        1,050,000            1,050           103,950                  105,000
Sale of units for cash, December 1991                           750,000              750            74,250                   75,000
Shares issued to settle debts                                    52,500               53             5,197      (  5,250)        -
Shares issued to directors as compensation                      450,000              450            44,550      ( 45,000)        -
Correct funds contributed to stockholders                                                      (    24,990)                 (24,990)
Interest on note payable                                                                                        (  7,370)   ( 7,370)
Net loss for year ended December 31, 1991                                                                       ( 38,417)   (38,417)

Balance, December 31, 1991, as previously reported           19,177,500           19,178           378,024      (248,485)   148,717
Adjustments to previously reported amounts:
   Fiscal agent fees                                                                           (    18,000)     (  7,300)  ( 25,300)

Balance, December 31, 1991, as restated                      19,177,500           19,178           360,024      (255,785)   123,417

Sale of common stock, March 1992                                700,000              700            69,300                   70,000
Sale of common stock, September 1992                            500,000              500            54,500                   55,000
Net loss for year ended December 31, 1992                                                                       ( 78,078)  ( 78,078)
                                                       -----------------        --------            ------      ---------  ---------
Balance, December 31, 1992, as previously reported           20,377,500           20,378           483,824      (333,863)   170,339


                             See Accompanying Notes




                            DRUCKER INDUSTRIES, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
            for the six months ended June 30, 1996, 1997 and 1998 and
               years ended December 31, 1989 to December 31, 1997
            and February 4, 1971 (Date of Inception) to June 30, 1998
                            (Stated in U.S. dollars)
                            (UNAUDITED - SEE NOTE 1)                                                            Deficit
                                     Deficit                                                                  Accumulated
                                                                                                 Additional     During the
                                                                            COMMON STOCK          Paid-in       Development
                                                                       SHARES         AMOUNT      CAPITAL         STAGE       TOTAL
                                                                 --------------      -------     ---------    ------------ ---------

Balance Forward, December 31, 1992, as previously reported           20,377,500       20,378      483,824     ( 333,863)    170,339
Adjustments to previously reported amounts:
   Fiscal agent fees                                                                             ( 12,500)    (  20,600)   ( 33,100)
                                                                 --------------      -------    ---------     ----------   ---------
Balance, December 31, 1992, as restated                              20,377,500       20,378      471,324      (354,463)    137,239

Net loss for the year ended December 31, 1993                                                                 ( 134,081)   (134,081)
                                                                 --------------      -------    ---------     ----------   ---------
Balance, December 31, 1993                                           20,377,500       20,378      471,324     ( 488,544)      3,158

Adjustment to previously reported amounts:
   Fiscal agent fees                                                                                           ( 27,280)   ( 27,280)
                                                                 --------------      -------    ---------     ----------   ---------
Balance, December 31, 1993, as restated                              20,377,500       20,378      471,324     ( 515,824)   ( 24,122)

Sale of common stock, July, 1994                                        200,000          200       29,800                    30,000

Fiscal agent fees                                                                                (  3,000)                 (  3,000)

Net loss for the year ended December 31, 1994                                                                 (  563,546)  (563,546)
                                                                 --------------      -------   ----------     -----------  ---------
Balance, December 31, 1994                                           20,577,500       20,578      498,124     (1,079,370)  (560,668)

Shares issued to settle debts                                         5,976,683        5,977      596,739                   602,716
Net loss for the year ended December 31, 1995                                                                 (   79,455)  ( 79,455)
                                                                 --------------      -------   ----------     -----------  ---------
Balance, December 31, 1995                                           26,554,183      26,555     1,094,863     (1,158,825)  ( 37,407)


                             SEE ACCOMPANYING NOTES




                            DRUCKER INDUSTRIES, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
            for the six months ended June 30, 1996, 1997 and 1998 and
               years ended December 31, 1989 to December 31, 1997
            and February 4, 1971 (Date of Inception) to June 30, 1998
                            (Stated in U.S. dollars)
                            (UNAUDITED - SEE NOTE 1)

                                                                                                      Deficit
                                                                                  Additional        Accumulated
                                                        COMMON STOCK               Paid-in        During the Dev-
                                                  SHARES            AMOUNT         CAPITAL         ELOPMENT STAGE          TOTAL
                                             -------------  ---------------     -------------  ---------------     -----------------

Balance Forward, December 31, 1995              26,554,183           26,555         1,094,863     (1,158,825)          (     37,407)

Net loss for the six months ended June 30, 1996                                                            -                    -
                                             -------------  ---------------     -------------  ---------------     -----------------
Balance, June 30, 1996                          26,554,183           26,555         1,094,863       (1,158,825)        (     37,407)
Shares issued to settle debts                      380,002              380            37,620                                38,000

Net loss for the six months ended
December 31, 1996                                                                                  (     3,118)        (      3,118)
                                             -------------  ---------------     -------------  ---------------     -----------------
Balance, December 31, 1996                      26,934,185           26,935         1,132,483     (  1,161,943)        (      2,525)
Sale of units for cash, May, 1997                5,179,500            5,180         5,174,320                             5,179,500
Shares issued for finders' fee                     362,565                                                                        -
Net loss for the six months ended June 30, 1997                                                   (     37,025)        (     37,025)
                                             -------------  ---------------     -------------  ---------------     -----------------
Balance, June 30, 1997                          32,476,250           32,115         6,306,803     (  1,198,968)           5,139,950
Net loss for the six months ended
December 31, 1997                                        -                -                 -     (    512,789)        (    512,789)
                                             -------------   --------------     -------------  ---------------     -----------------
Balance, December 31, 1997                      32,476,250           32,115         6,306,803     (  1,711,757)           4,627,161
Net loss for the six months ended
June 30, 1998                                            -                -                 -     (     32,018)        (     32,018)
                                             -------------  ---------------     -------------  ---------------     ----------------
Balance, June 30, 1998                          32,476,250   $       32,115    $    6,306,803   $ (  1,743,775)      $    4,595,143
                                             =============  ===============     =============  ===============     ================

                             SEE ACCOMPANYING NOTES






                            DRUCKER INDUSTRIES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  for the six months ended June 30, 1998, 1997
  and January 1, 1997 (Date of Inception of Development Stage) to June 30, 1998
                            (Stated in U.S. dollars)
                            (UNAUDITED - SEE NOTE 1)


                                                                                                January 1, 1997
                                                                                                   (Date of
                                                                                                 Inception of
                                                                                                  Development
                                                                                                    Stage)
                                                                SIX MONTHS ENDED JUNE 30,         to June 30,
                                                                  1998              1997             1998
                                                            --------------    --------------   ---------------

Cash flow from operating activities:
   Net loss                                                 $ (     32,018)   $ (     37,025)  $ (    581,832)
   Adjustments to reconcile net loss to net cash used
    in operations
     Advances receivable                                           250,709      (      3,000)               -
     Accrued interest receivable                              (      4,227)                -     (      4,227)
     Accounts payable and accrued expenses                    (     65,194)            6,972           18,820
     Advance payable                                          (     50,812)                -     (     50,812)
                                                            --------------      ------------    -------------
Net cash provided by (used in) operating activities                 98,458      (     33,053)    (    618,051)
                                                            --------------      ------------    -------------
Cash flows used in investing activities
   Oil and gas projects costs                                 (    387,066)     (  1,395,763)    (  1,611,481)
                                                            --------------      ------------    -------------
Cash flow from financing activities:
   Proceeds from sale of common stock                                    -         5,179,500        5,179,500
   Advance payable                                                       -            25,000                -
                                                            --------------      ------------    -------------
Net cash provided by financing activities                                -         5,204,500        5,179,500
                                                            --------------      ------------    -------------
Net increase (decrease) in cash                               (    288,608)        3,775,684        2,949,968
Cash and term deposits, beginning of period                      3,238,576                 -                -
                                                            --------------      ------------    -------------
Cash and term deposits, end of period                        $   2,949,968     $   3,775,684    $   2,949,968
                                                            ==============      ============    =============

                             SEE ACCOMPANYING NOTES





                            DRUCKER INDUSTRIES, INC.                                 SCHEDULE 1
                          (A Development Stage Company)
                 SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
       for the three months ended and six months ended June 30, 1998, 1997 and January 1, 1997 (Date of Inception of Development Stage) to June 30, 1998
                             (Stated in US Dollars)
                            (UNAUDITED - SEE NOTE 1)


                                                                                                         January 1, 1997
                                                                                                            (Date of
                                                                                                          Inception of
                                                                                                           Development
                                                                                                             Stage)
                                     THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,         to June 30,
                                        1998              1997             1998              1997             1998
                                   ------------      -------------    -------------     -------------    -------------

Accounting and audit               $         633     $       1,108    $      40,647     $       4,137    $      50,187
Consulting fee                             9,027             6,492           20,163             6,492           52,347
Foreign exchange (gain) loss               1,766       (     1,764)           2,196       (     1,764)           1,418
Filing fees                                  710                 -              710                 -              710
Fiscal agent fees                            402             2,767            1,762             2,767            5,481
Franchise tax                                  -                 -            1,482                 -            1,482
Interest and bank charges                    164                61              236                61              642
Investor relations                         1,049            17,500            1,945            17,500           47,224
Legal                                      4,939             8,911            6,139            18,935           65,935
Office and general                         7,229             8,494           14,456             8,494           44,230
Printing                                   2,569             7,646            2,994             7,646           13,054
Promotion                                    499               826              969               826            2,378
Rent                                       2,044                 -            4,157                 -           11,533
Telephone                                    621                 -            2,764                 -            9,505
Travel                                       889            10,994            2,815            10,994           48,594
                                   -------------     -------------    -------------     -------------    -------------
                                   $      32,541     $      63,035    $     103,435     $      76,088    $     354,720
                                   =============     =============    =============     =============    =============



                             SEE ACCOMPANYING NOTES





                                                                                                                Schedule 2
                            DRUCKER INDUSTRIES, INC.
                          SCHEDULE OF DRY HOLE EXPENSES
     for the three months ended and the six months ended June 30, 1998, 1997 and January 1, 1997 (Date of Inception of Development Stage)
                                to June 30, 1998
                             (Stated in US Dollars)
                            (UNAUDITED - SEE NOTE 1)


                                                                                                            January 1, 1997
                                                                                                                (Date of
                                                                                                              Inception of
                                                                                                              Development
                                                                                                                 Stage)
                                         THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,        to June 30,
FUXIAN CONCESSION                          1998              1997              1998             1997              1998
-----------------                          ----              ----              ----             ----              ----

Administration                       $          -      $          -      $          -     $          -      $      3,484
Amortization                                    -                 -                 -                -             2,827
Audit                                           -                 -                 -                -             1,875
Consulting                                      -                 -                 -                -            10,875
Entertainment                                   -                 -                 -                -             2,347
Office supplies                                 -                 -                 -                -               582
Other                                           -                 -                 -                -             4,454
Surveying                                       -                 -                 -                -           105,625
Travel                                          -                 -                 -                -            14,713
Wages and benefits                              -                 -                 -                -               499
                                     ------------      ------------      ------------     ------------        ----------
                                     $          -      $          -      $          -     $          -      $    147,281
                                     ============      ============      ============     ============        ==========


                             SEE ACCOMPANYING NOTES






                                                                                                             Schedule 3
                            DRUCKER INDUSTRIES, INC.
                          (A Development Stage Company)
                        SCHEDULE OF EXPLORATION EXPENSES
       for the three months ended and six months ended June 30, 1998, 1997 and January 1, 1997 (Date of Inception of Development Stage)
                                to June 30, 1998
                             (Stated in US Dollars)
                            (UNAUDITED - SEE NOTE 1)


                                                                                                         January 1, 1997
                                                                                                            (Date of
                                                                                                          Inception of
                                                                                                           Development
                                                                                                             Stage)
                                     THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,         to June 30,
                                        1998              1997             1998              1997             1998
                                  --------------    --------------   --------------    --------------   --------------

Administration                    $            -    $            -   $            -    $            -   $        6,173
Amortization                                   -                 -                -                 -           10,141
Audit                                          -                 -                -                 -            3,125
Entertainment                                  -                 -                -                 -            7,469
Insurance                                      -                 -                -                 -            5,256
Office Supplies                                -                 -                -                 -            5,690
Other                                          -                 -                -                 -            3,072
Rental                                         -                 -                -                 -              918
Repairs and maintenance                        -                 -                -                 -            1,983
Surveying and testing                          -                 -                -                 -          157,357
Telephone                                      -                 -                -                 -            3,375
Travel                                         -                 -                -                 -           48,005
Wages and benefits                             -                 -                -                 -           33,950
                                  --------------    --------------    -------------    --------------   --------------
                                  $            -    $            -   $            -    $            -   $      286,514
                                  ==============    ==============   ==============    ==============   ==============



                             SEE ACCOMPANYING NOTES

                            DRUCKER INDUSTRIES, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                            (Stated in U.S. dollars)
                            (UNAUDITED - SEE NOTE 1)

Note 1        INTERIM REPORTING

              These consolidated financial statements have not been audited or reviewed and have been prepared on a compilation basis only. Readers are cautioned that these statements may not be appropriate for their purposes. While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position results of operations and changes in financial position fo the interim period presented.

Note 2        SIGNIFICANT ACCOUNTING POLICY

              Principles of Consolidation

              These financial statements include the accounts of its wholly-owned subsidiary, Drucker Petroleum, Inc. a British Virgin Island company. All intercompany transactions have been eliminated.

Note 3        TERM DEPOSIT

              The company's subsidiary, Drucker Petroleum, Inc. ("DPI") has entered into a letter of credit in the amount of $2,000,000. As a condition of the letter of credit, DPI paid a financing deposit of $2,000,000. The deposit will be used as payment for the costs incurred in exploring the concession located in West Gharib, Gulf of Suez, Egypt.

Note 4        OIL AND GAS PROJECTS COSTS

              The company's newly incorporated wholly-owned subsidiary, Drucker Petroleum, Inc. ("DPI"), a British Virgin Island company, entered into a farm-out agreement dated April 1998 to acquire an undivided 20% participating interest in the right to explore for and exploit petroleum in a concession located in West Gharib, Gulf of Suez, Egypt.

              DPI shall pay:

              -   $352,000 within seven days of the  execution of the agreement
                  (paid)

              - pay 20% of all costs and expenses incurred subsequent to the execution of the agreement related to this concession.

              - 40% of the costs and expenses associated with the drilling of an exploratory well to a maximum cost to the company of $600,000; thereafter, DPI shall pay 20% of all costs and expenses associated with any further activity related to this well

              In addition, DPI is required to provide a bank guarantee of $2,000,000 within seven days of the execution of the agreement, being 40% of a letter of guarantee (provided).

Note 4        OIL AND GAS PROJECTS COSTS  - (cont'd)

              DPI agrees to pay a finders fee of 7% net profit interest from the profits generated from the concession, after recovery of all exploration and development expenditures.

Note 5        COMMON STOCK

              Commitment

              Share Purchase Warrants

              At June 30,1998, 5,179,500 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the company at $1.50 per unit until the earlier of:

              (i) March 31, 2000; and

              (ii)the ninetieth day after the day on which the weighted  average trading price of the shares exceeds $2.50 per share for ten consecutive trading days.

              Each unit consists of one common share of the company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the company at $2.00. The term of the additional warrant will be adjusted accordingly to expire one year after the occurrence of (i) or (ii) above.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED JUNE 30, 1998

The Company had expenses for the three month period in 1998 of $32,541 as compared to $63,035 in expenses in the 1997 period. There were no revenues for the period in 1997 or 1998, however, interest income was received in the amount of $26,979 in 1998 and $39,063 in 1997. The Company recorded a net loss on operations of ($5,562) for the period in 1998 and a net loss of ($23,972) in the 1997 period. The Company operating losses may continue until income can be achieved.

RESULTS OF OPERATIONS FOR SIX MONTH PERIOD ENDED JUNE 30, 1998

The Company had expenses for the six month period in 1998 of $103,435 as compared to $76,088 in expenses in the 1997 period. There were no revenues for the period in 1997 or 1998, however, interest income was received in the amount of $39,063 in 1997 and $71,417 in the period in 1998. The Company recorded a net loss on operations of ($32,018) for the period in 1998 and a net loss of ($37,025) in the 1997 period. The Company operating losses may continue until income can be achieved. While the Company is seeking additional capital sources for investment; there is no assurance that sources can be found, and there is no assurance that its oil and gas exploration efforts in China will be productive.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $2,949,968 in cash capital at the end of the period. Such capital will be used for oil and gas exploration in China in the following quarter and thereafter. The investment in oil and gas exploration projects in China of $1,662,293 is illiquid. Total liabilities were $21,345 at period end.


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            Form 8-K filed May 7, 1998
            Form 8-K filed June 11, 1998

                            DRUCKER INDUSTRIES, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            DRUCKER INDUSTRIES, INC.



Date: August 21, 1998                       /s/Ernest Cheung
                                            ------------------------------
                                            Ernest Cheung, Secretary