Form 10KSB
period 1998-12-31
DRUCKER INDUSTRIES INC
filed 1999-09-29
CIK 1042053

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

                         Commission file number 0-29670

                            DRUCKER INDUSTRIES, INC.
                  -------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                 N/A
- ---------------------------                                 ------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

#1-1035 Richards Street, Vancouver, B.C. Canada                   V6B 3E4
- -----------------------------------------------                  -----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:            (604) 681-4421
                                                                --------------

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

                               Yes            No    X
                                   -------        ------

Indicate by check mark if disclosure of delinquent filers in Response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                Yes           No   X
                                   ------       -------

Registrants gross revenues for its most recent fiscal year were $157,538 from interest income only and operations expenses totaled $798,668 for a net loss of $(641,130).

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $6,170,487 as of December 31, 1998 (a $.19/share bid at December 28, 1998).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock: 32,476,250 common shares as of December 31, 1998.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page

Item 1.  Business..............................................................1

Item 2.  Properties ..........................................................11

Item 3.  Legal Proceedings....................................................12

Item 4.  Submission of Matters to a Vote of
         Security Holders.....................................................12

                                     PART II

Item 5.  Market for Registrant's Common Stock and
         Security Holder Matters .............................................12

Item 6.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations ..........................................................14

Item 7.  Financial Statements and Supplementary Data..........................20

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure...............................20

                                    PART III

Item 9.  Directors and Executive Officers of the
         Registrant ..........................................................21

Item 10. Executive Compensation...............................................23

Item 11. Security Ownership of Certain Beneficial
         Owners and Management................................................25

Item 12. Certain Relationships and Related
         Transactions.........................................................27

                                     PART IV

Item 13. Exhibits, Financial Statement Schedule
         and Reports on Form 8-K..............................................28

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

                              THE COMPANY BUSINESS

1.       General Operations

         The Company has had very limited operations within the last three years, and such operations have been restricted to investigation of opportunities, evaluation and negotiations of the joint venture agreements described hereafter, and joint venture participations in oil exploration projects in China in fall 1997 and in Egypt in 1999.

         Current Business

         The Company was inactive from 1994 until late 1996. The Company's primary business focus is the acquisition, exploration and development of mineral properties and oil and natural gas properties. In early 1997, the Company negotiated joint venture farm-in agreements with two Vancouver based oil companies with whom the companies' officers and directors are affiliates for a 50% interest in certain oil projects in the People's Republic of China. The projects were unsuccessful and were abandoned in 1998, although Company the retains an investment in China in the Shaanxi exploration project which is not under active exploration. The Registrant has a participation in the Gulf of Suez joint venture in Egypt, which has in 1999 made one oil discovery, has drilled one dry hole, and has a third well being drilled.

         The Company anticipates that its business will continue to require capital to make required financial investments under exploration joint venture agreements. The Company intends to use the capital Markets of the United States, Canada, and Europe to secure the capital funding required by the Company and its operations. It has no commitments for funding as of the date of this Report, nor anticipated sources of debt or equity funding, except its cash on hand.

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

                  The Company currently maintains its offices #1- 1035 Richards Street, Vancouver, B.C. Canada V6B 3E4. Its telephone number is 604-681-4421.

    (b)  Parents and Subsidiaries

                  Parent

                   DRUCKER INDUSTRIES, INC., a Delaware corporation

                  Subsidiaries

                   DRUCKER PETROLEUM, INC., a British Virgin Islands corporation

         (c)      Oil and Gas Activities.

         Registrants oil and gas exploration, development and production activities have been limited due to lack of capital and lack of focus in such area prior to 1997. The Company, in 1997 received stock sale proceeds to finance its oil & gas joint ventures. The Company terminated its China exploration ventures 1998 after drilling a dry hole.

         The Company's proposed principal areas of activities are described below.

         Exploration and Production Activity. The Company's strategy with respect to its oil exploration related activities is to identify geological areas in which the Company may invest or participate in non-producing or producing oil and gas prospects or joint ventures for development and where the company may lease prospects for oil and gas exploration. In 1997, it joined joint ventures to explore for oil and gas in China. In 1998, it terminated and abandoned its joint venture in China after drilling one dry hole and finding its other China prospects to bear slim chances of success. In 1998, the Company began a participation in the West Gharib, Egypt concession and one successful well was drilled there in 1999.

         During the last five (5) fiscal years, the Company conducted exploration activities on oil and gas properties for joint venture participation in China and Egypt. If the Company acquires oil and gas prospects in the future, the Company may agree to assign rights in certain properties to be drilled to the general or managing partner of a partnership or joint venture which thereby becomes the owner of a working interest in the property and the Company will retain an interest in the property. The Company actively reviews prospects for participatioon in exploration or development drilling joint ventures, but currently has no proposal being negotiated on any specific property, lease or asset, not otherwise discussed herein.

         The Company does not own any drilling rigs, nor does it employ drilling or operating crews. The Company will not be the actual contract driller of wells. If and when the Company decides to drill to explore a prospect, the Company will contract with third-party non-affiliated drilling companies to drill oil and gas wells on a fixed-cost (turnkey) basis. Once a well has reached its desired depth, the Company, in consultations with experts, will then determine whether to complete such wells and/or to plug and abandon the well. All well completion activities are conducted under supervision of the Company and its consultants, by third party service contractors. When the Company is merely a participant in a venture on a minority basis, all decisions regarding drillers, operations, and consultants will be made by third party management of the venture and not by the registrant.

         The Company is not carrying any reserve values of any properties due to the lack of any production or found reserves.

         Exploration Results      1997          1998              Prior Years
         -------------------      ----          ----              -----------

         Gas Wells                0             0                 0
         Dry Holes                1             0                 0
         Oil Wells                0             0                 0

         Financing of Oil and Gas Activities. The Company's future oil and gas financing activities will be conducted primarily pursuant to ventures with other Independent companies and through Joint Ventures in which the Company may act as co-venturer ("Company-Joint Ventures") or as a working interest participant. The Company has contacted some independent companies who have indicated an interest in participating in financing if the project interests them. The Company is a participant in the West Gharib, Guf of Suez, Egypt exploration venture (see "Registrant's Joint Venture Interests" hereafter). In 1997, the Company participated in exploration participation in China in which it paid 100% of costs for a 50% interest in the concession and any production found. The 1997 results were one dry hole in the China venture.

         The following table sets forth, for the years indicated, the funds invested by the Company pursuant to contracts under Participation Agreements and Joint Ventures. The Company may record revenues from operations on the percentage of completion method as the oil and gas projects are drilled or constructed, rather than when funds are received.


                                   Year Ended December 31,
                                       1994       1995           1996               1997                 1998

Participation Payments                 $0         $0             $50,802            $1,275,217           $1,262,106
Under Agreements

                             Total     $0         $0             $50,802            $1,275,217           $1,262,106

         In 1997, the Company offered and sold 5,179,500 units at $1.00 per unit pursuant to an Offering Memorandum. The cash proceeds of this offering have been used to fund the Company operations. Each unit is to consist of one common share and one share purchase warrant which will entitle the holder thereof to acquire an additional unit at $1.50 per unit. This warrant would have expired in eighteen months from the closing of the Offering Memorandum, but the warrant was extended to March 31, 2000. The additional unit is to consist of one common share and one additional share purchase warrant to acquire one common share at $2.00 per share. This warrant has been extended to March 31, 2001.

(d)  Narrative Description of Business.

         The primary initial focus of business operations was to make an investment in oil and gas exploration joint ventures in China. The Chinese joint venture has been terminated, although the Company retains a project investment interest which gives the Company the right to participate in exploratory wells by paying 100% of the drilling cost for a 50% interest. The Company has participated in a well in Egypt in the Gulf of Suez, which has been completed as an oil discovery in July 1999. Further wells are planned in Egypt. In 1998, the Company did not complete any successful oil or gas wells.

         See also (c) "Oil and Gas Activities," "Properties," and "Joint Ventures" hereafter for more complete discussion).

Governmental Regulation for Oil Exploration  Operations

                  General - The Registrant's oil and gas production activities are subject to extensive regulation by numerous national, state and local governmental authorities in the countries where project participation is commenced. Taxation and regulation of the Registrant's production, transportation and sale of oil or gas, and federal price and allocation controls in particular, have a significant effect on the Registrant and its operating results.

                  State Regulation - The production operations of the Registrant are subject to regulation by national bureaus or ministries which have authority to issue permits prior to the commencement of drilling activities, establish allowable rates of production, control spacing of wells, establish prices or taxes, prevent waste and protect correlative rights, and aid in the conservation of oil and gas. Typical state regulations require permits to drill and produce oil or gas, protection of fresh water horizons, and confirmation that wells have been properly plugged and abandoned.

                  Environmental Matters - Various national and state authorities have authority to regulate the production and development of oil and gas and mineral properties with respect to environmental matters. Such laws and regulations, presently in effect or as hereafter promulgated, may significantly affect the cost of the workover and development activities contemplated by the Registrant and could result in loss or liability to the Registrant in the event that its operations are subsequently deemed inadequate for purposes of any such law or regulation. New regulations, if adopted, could result in significant capital expenditures by the Registrant, resulting in unprofitable operations.

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

Registrant's Joint Venture Interests

West Gharib Concession

         On April 27, 1998, the Company, through its wholly owned subsidiary, Drucker Petroleum, Inc. (DPI), entered into a farm-in agreement to acquire an undivided 20% participating interest in the right to explore for and exploit petroleum in a concession located in West Gharib, Gulf of Suez, Egypt. The Agreement provided that DPI shall pay:

         1.  $352,000 within seven days of the execution of the agreement (paid)
         2. pay 20% of all costs and expenses incurred subsequent to the execution of the agreement related to this concession
         3. 40% of the costs and expenses associated with the drilling of exploratory well to a maximum cost to the Company of $600,000; thereafter, DPI shall pay 20% of all costs and expenses associated with any further activity associated with the concession.
         4. In addition, DPI provided a bank guarantee of $2,000,000 within seven days of the execution of the agreement, being 40% of a letter of guarantee.

         DPI has the right but not the obligation to participate in additional wells in the West Gharib, Egypt concession.

         DPI's interest in this oil and gas concession is subject to 7% net profit interest payable to a related company, after DPI has recovered all its exploration and development expenditures. This company is related by virtue of common directors.

         Drucker Petroleum, Inc., a wholly owned subsidiary of Drucker Industries, Inc., holds the 20% interest. Tanganyika Oil Company, Ltd., through its wholly owned subsidiary, Dublin International Petroleum (Egypt) Limited, is the operator of the West Gharib block holding a 50% interest and GHP Exploration (West Gharib) Ltd., a wholly owned subsidiary of TransAtlantic Petroleum (USA) Corp. holds the remaining 30% interest.

         The Hana-1 well was drilled to a total depth of 7,415 feet and production casing was landed at 5,475 feet in order to evaluate the prospective Middle Miocene Kareem formation. Logs run through casing indicate a gross sand section of 116 feet with 60 feet of net sand pay which is believed to be hydrocarbon bearing. The uppermost 20 feet of sand interval was perforated from 4,868 to 4,888 feet and the well flowed oil to surface. Typical wells in this region require pumping equipment to maximize production When assisted with a nitrogen string set at 2,500 feet, the Hana-1 well flowed at rates averaging 500 barrels of oil per day at 25.8 degrees API gravity oil with zero water content.

Products, Services, Markets, Methods of Distribution, and Revenues. Oil and natural gas are presently the principal products sought to be produced by the Company but none is presently being produced.

     Working Capital Needs. The working capital needs of the company consist primarily of: investigation activities, acquisition of prospect acreage and costs of participation in joint ventures. These requirements may be met by private placement of stock or loans or sale of working interests. The Company will need to develop additional working capital for future operations.

Industry Segments

The company's industry's segment is the oil and gas industry. The company's geographic segments are Canada, China and Egypt.



                                                                             December 31, 1998
                                     Canada             China             Egypt              Total


Identifiable Assets
Current                                     $    2,771,380     $    -            $    -             $    2,771,380

Oil and gas projects                                     -          895,306           366,800            1,262,106
                                            --------------     ------------      ------------       --------------
                                            $    2,771,380     $    895,306      $    366,800       $    4,033,486
                                            ==============     ============      ============       ==============


                                                                             December 31, 1997
                                     Canada             China             Egypt              Total


Identifiable Assets


Current                                     $    3,489,285     $    -            $    -             $    3,489,285

Oil and gas projects                                     -          1,275,217         -                  1,275,217
                                            --------------     --------------   -------------       --------------
                                            $    3,489,285     $    1,275,217    $    -             $    4,764,502
                                            ==============     ==============   =============       ==============


                                                                         Year ended December 31,


                                                                           1998              1997
                                                                           ====              ====


Operations
Canada                                                                 $(   24,8$7)       (   116,019)
China                                                                  (   368,290)       (   433,795)
Egypt                                                                  (   247,973)                 -
                                                                    ---------------    ---------------
                                                                       $(  641,$30)       (   549,814)
                                                                    ===============    ===============


         (3) Dependence on a Single Customer or a Few Customers.

                a)  Revenues - None.  The Company has no customers at this time.
                b)  Client Services revenues - none

                  During the five (5) years ending December 31, 1998, no revenues were generated from client services.

         (4) Backlog of Orders. None at this time.

         (5)  Government Contracts.  None.

         (6) Competitive Conditions. The oil and gas industry is highly competitive. The Company faces competition from large numbers of oil and gas companies, public and private drilling programs and major oil companies engaged in the acquisition, exploration, development and production of hydrocarbons in all areas in which it may attempt to operate in the future. Many of the programs and companies so engaged possess greater financial and personnel resources than the Company and therefore have greater leverage to use in acquiring prospects, hiring personnel and marketing oil and gas. Accordingly, a high degree of competition in these areas is expected to continue. The markets for crude oil and natural gas production have increased substantially in recent years. Oil prices have stabilized generally, but the world market for crude oil should be considered unstable due to uncertainty in the Mideast. There is considerable uncertainty as to future production levels of major oil producing countries. Significant increases in production could create additional downward pressure on the price of oil. A precipitous drop in oil & natural gas prices in the futures market occurred in January 1986, and the Company could be adversely affected if further drops occur in the future.

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

         Oil concessions in foreign countries are usually controlled by the Government, which after could impose taxes or restrictions at any time which would make operations, if any, unprofitable and infeasible and cause a write off of capital investment in oil and gas opportunities.

          The oil exploration situation is highly competitive. The Company faces competition from large numbers of companies in any areas in which it may attempt to operate in the future. Many of the companies so engaged possess much greater financial and personnel resources than the Company and therefore have greater leverage to use in acquiring participation interests, hiring personnel and marketing. Accordingly, a high degree of competition in these areas is expected to continue.

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

         (7)  Registrant Sponsored Research and Development.  None.

         (8) Compliance with Environmental Laws and Regulations. The exploration operations of the Company are subject to local, provincial and national laws and regulations in the country of Egypt and in China if any exploration is recommended. To date, compliance with these regulations by the Company has had no material effect on the Company's operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. The Company is unable to assess or predict at this time what effect such regulations or legislation could have on its activities in the future.

                  (a)  Local Regulation -

                  The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing regulations.

                  (b)  National Regulation - None.

                  The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing regulations.

                  The value of the Company's investments in the joint ventures may be adversely affected by significant political, economic and social uncertainties in the area of interest. Any changes in the policies by the Government of the area of interest could adversely affect the company area of interest by, among other factors, changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports and sources of supplies, the expropriation or nationalization of private enterprises, wars, or political relationships with other countries.

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

         (9) Number of Persons Employed. As of December 31, 1998, the Company had two part time employees, A. Ken Kow, manager of Petroleum Operations at a salary of $3,000 Canadian per month and the President, Gerald William Runolfson at no salary bottle in Vancouver, B.C.

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

         (f) Present value of Estimated future Net Reserves From Proved Developed Oil and Gas Reserves. None.

         (g)  Reserves Reported to Other Agencies. None.

         (h)  Natural Gas Gathering/Processing Facilities. None.

         (i)  Present Activities and Subsequent Events:

         Material Agreements

         (1)      West Gharib Concession

                  On April 27, 1998, DPI entered into a farm-out agreement to acquire an undivided 20% participating interest in the right to explore for and exploit petroleum in a concession located in West Gharib, Gulf of Suez, Egypt. The terms of the Agreement are that DPI agreed to pay for a 20% interest:

         a.  $352,000 within seven days of the execution of the agreement (paid)
         b. pay 20% of all costs and expenses incurred subsequent to the execution of the agreement related to this concession
         c. 40% of the costs and expenses associated with the drilling of exploratory well to a maximum cost to the Company of $600,000; thereafter, DPI shall pay 20% of all costs and expenses associated with any further activity associated with the concession.
         d. In addition, DPI provided a bank guarantee of $2,000,000 within seven days of the execution of the agreement.

                  DPI's interest in this oil and gas concession is subject to 7% net profit interest payable to a related company, Richco Investors, Inc., after DPI has recovered all its exploration and development expenditures. This company is related by virtue of common directors.

         (j)  Criteria:

         The Company will consider the following criteria when evaluating whether to participate in an oil and gas prospect in any area of interest:

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

                  None in Fiscal Year ended December 31, 1998.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's common stock is now traded on the "Over-the-Counter" market on the National Quotation Bureau or the NASD Electronic Bulletin Board. The following table sets forth high and low bid prices of the Company's common stock for the three (3) years ended December 31, 1998, 1997, and 1996 as follows:

                                                    Bid
                                            High             Low
1998
         First Quarter                      .53               .24
         Second Quarter                     .62               .18
         Third Quarter                      .50               .14
         Fourth Quarter                     .29               .17

                                                     Bid
                                            High              Low
1997
         First Quarter                      2 1/8             1 1/8
         Second Quarter                     1 13/16           1
         Third Quarter                      1.09             .65
         Fourth Quarter                     .84               .31

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

         (b) As of December 31, 1998, the Company had 84 shareholders of record of the common stock.

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

Selected Financial Information


                                                    (A DEVELOPMENT STAGE COMPANY)
                                                   Fiscal Year Ended December 31,
                                    1998             1997              1996             1995              1994
                                    ----             ----              ----             ----              ----
Income Statement Data:

Revenues                           0                 0                 0                0                 0
Cost of
Revenues                           0                 0                 0                0                 0

Gross Profit                       0                 0                 0                0                 0

General and
Administrative
Expenses                           0                 247,566           3,118            46,004            89,541

Income (loss)
from
operations                         616,263           (685,080)         0                0                 0

Other income
(expense)                          157,538           135,266           0                (33,451)                  (64,769)

Amortization of
License Agreement                  0                 0                 0                0                 (409,236)
(write off -1994)

Income (loss)
before income
taxes                              (641,130)         (549,814)         (3,118)          (79,455)          (563,546)

Provisions for
income taxes                       0                 0                 0                0                 0

Net income
(loss) per      Greater
common share    than               (.02)             (.02)             (.00)            (.004)            (.028)

Average shares
outstanding                        32,476,250        30,167,056        26,554,183       21,575,697        20,477,500




                                    FY               FY                FY
                                    1998             1997              1996             1995              1994
                                    ----             ----              ----             ----              ----

Balance Sheet Data:

Current Assets                     2771,380          3,489,288        0                 0                 1,344

Total                              0                 4,764,502        50,802            0                 1,344
Assets

Current                            47,455            137,341          53,327            37,407            562,012
Liabilities

Long-term debt,
net of current
portion                            0                 0                0                 0                 0

Deficit Accum-
ulated during
Development
Stage                              (2,352,887)       (1,711,757)      (1,161,943)       (1,158,825)       (1,079,370)

Stockholders'
equity   (deficiency)              3,986,031         4,627,161        (2,525)           (37,407)          (560,668)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company has no primary income source, other than interest on deposits, at this time. Capital from private placements or borrowing against assets may be required to fund future operations. The company completed a private offering of Units at $1.00 per share for $5,179,500, in May 1997.

         The Company had no operating revenues for the twelve month period ending December 31, 1998, but had interest income of $157,538. The Company recommenced limited business operations in late 1996, and incurred a significant net loss from operations in 1997 $685,080 resulting from costs of participation in its joint oil exploration venture in Peoples Republic of China which it has now terminated. The Company may continue to show losses resulting from joint venture participation for an indeterminate time. In 1997, the Company commenced regular operations and incurred significantly greater expenses which continued through 1998.

                  The Company incurred the following expenses in the past fiscal year compared to the 1997 fiscal year.



                                                              December 31,                       December 31,
                                                                      1997                               1998
OPERATING EXPENSES

Accounting                                                         $9,539                            $44,651

Consulting                                                         32,185                             38.288

Foreign exchange (gain) loss                                        (778)                              1,111

Interest and bank charges                                             406                                619

Investor relations                                                 45,280                              9,834

Legal                                                              59,795                             12,104

Office and general                                                 29,776                             29,957

Printing                                                           10,059                                  0

Promotion                                                           1,409                                  0

Rent                                                                7,376                              8,020

Telephone                                                           6,741                              2,718

Transfer Agent                                                          0                             11,042

Travel                                                             45,778                                  0

Write-off of advances                                                   -                             24,061

TOTAL OPERATING COSTS                                            $247,566                           $182,405
                                                           ============================= ==================================


         It is expected that expenses will continue at a significantly increased rate due to costs of seeking and investigating oil opportunities and implementing exploration pursuant to joint ventures. In the event oil exploration joint ventures continue to be unsuccessful, continued significant losses should be anticipated.

                  Cash Flows:

                  The Company has achieved no revenues from any operations during the year, ending December 31, 1998.

                  At this time, the Company is dependent upon its cash reserves, interest income, private placements, or loans for future operations and funding. When its cash reserves are depleted, it will have to either borrow money, if possible, or raise funds through subsequent public or private offerings to continue operations until when, or if, it ever develops sufficient revenue from its assets to maintain operations. If operating losses continue at the same rates in the future as in 1997 and 1998, the Company will deplete its cash within the 2000 fiscal year. If revenues are not generated, the Company will be forced to develop another line of business, or to finance its operations through borrowed funds, the sale of assets it has, or enter into the sale of stock for additional capital none of which may be feasible when needed. The Company has no specific management ability, and no financial resources or plans to enter any other business as of this date although the Company will be open to suggestion and opportunity.

         CHANGES IN FINANCIAL CONDITION

         At year end 1998 the Company's assets were $4,033,486 compared to $4,764,502 at end of 1997. The decrease was a result of write-offs for expenditures for the exploration (dry hole) cost of the China joint ventures and initial expenses for drilling participations in Egypt.

         The liabilities, nearly all of which are current liabilities, decreased significantly as a result of reduction of accounts payable related to expenses for the oil exploration joint venture in China. At year end 1998, current liabilities were $47,455 a decrease of 65% over the 1997 year end liabilities of $137,341.

         Stockholders'  equity at year end 1998 was $3,986,031,  a decrease over
the  1997  stockholder's   equity  of  $4,627,161,   resulting  from  losses  on
operations.

         From the aspect of whether the Company can continue toward its business goal of exploring for oil, the Company may use all of its available capital without generating revenues. Without revenues and without continued capital infusions or loans or a combination thereof, it is doubtful that the Company can carry out its business goals regarding any oil exploration operations or participations for any extended period beyond 1999.

Results of Operations for Year Ended December 31, 1998 as Compared to Year Ended December 31, 1997

         The Company had no revenues from operations in 1998; however, it had interest income of $157,538. The Company had no revenues in 1997 but had interest income of $135,266.

         In 1998, the Company incurred $182,40 in general and administrative expenses, a decrease from $247,566 in 1997. The Company had dry hole expenses of $40,403 in 1998 compared to $147,281 in 1997. The Company incurred $575,860 in exploration expenses in 1998 as compared to $286,514 in exploration expenses in 1997. The Company incurred a loss on operations of ($798,668) in 1998 as compared to the loss on operations of $ ($685,080) in 1997.

         The Company expects that its expenses for Joint Venture participation in its Egyptian exploration will continue at a substantially increased rate for 1999. The Company anticipates minimal expenditures for its previous China prospects which have been abandoned or are inactive.

         The Company incurred a net loss in 1998 of ($641,130) and in 1997 had a net loss of ($549,814). The net loss per share was ($.02) in 1998 and ($.02) in 1997.


                              EXPLORATION EXPENSES


                                                                                                                     January 1,
                                                                                                                     1997 (date of
                                                                                                                     Inception of
                                                                                                                     Exploration
                                                                                                                     Stage) to
Nixgxia         Shaanxi                                                                                              December
Concession      Concession          West Gharib         1998 Total           1997 Total          1996 Total          31, 1998
- --------------  ------------------- ------------------- -------------------  ------------------  ------------------- ---------------
      $312,126              $15,761            $247,973            $575,860            $286,514               $-            $862,374


Comparison of Results of Operation for the Fiscal Years Ended December 31, 1997 and 1996

         The Company had no operating revenues in either 1996 or 1997.

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

LIQUIDITY

         The Company expects that its need for liquidity will increase for the coming year due to its drilling expense obligations on its Egyptian oil venture participation

         Short Term.

         On a short term basis, the Company does not generate any revenue to cover operations. Based on prior experience, the Company believes it will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks to locate business opportunities. For short term needs the Company will be dependent on cash reserves.

         The Company had current assets of $2,763,628 at December 31, 1998 and had current liabilities of $47,455.

         Long Term.

         On a long-term basis, the Company has no fixed assets. It did have at year end $2,763,628 in cash.

         The Company has no business at this time from which it generates income. Its operations have no net cash flow at this time. It is reliant upon success in its oil exploration ventures, at this time, for possibility of future income, none of which are assured.

CAPITAL RESOURCES

         The primary capital resources of the Company are its stock and cash on deposit only. Stock may be illiquid because it is restricted in an unproved company with no income.

         As of the date of this report, the Company has material commitments for capital expenditures within the next year, pursuant to the Egyptian joint ventures, which amounts may exceed its available capital of $2,000,000.

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

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) The following table furnishes the information concerning the directors of the Company as of December 31, 1998. The directors of the Company are elected every year and serve until their successors are elected and qualify.


Name                                        Age                        Title                     Term
- ----                                        ---                        -----                     ----
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

                              MANAGEMENT EXPERIENCE

         Gerald William Runolfson, President and Director, age 58, has been President and Director of the Company since 1991. He received a Bachelor of Science in Civil Engineering in 1963 from University of Saskatchewan Canada. He studied Business Administration 1970 - 1971 at University of Alberta, Canada. From 1988 to date, he has been President of International Butec Industries Corp., Vancouver, B.C. From 1991 to 1994 he was President of N-Viro Recovery, Inc. From 1994 to present he has been President of Elkon Products, Inc. of Vancouver, B.C. He has been a Director of Horseshoe Gold Mines since 1991.

     Ernest Cheung, Secretary and Director, age 49, received an MBA in Finance and Marketing from Queen's University, in Kingston, Ontario in 1975, and obtained a Bachelors Degree in Math in 1973 from University of Waterloo, Ontario. From 1984 to 1991 he was vice President and Director, Capital Group Securities, Ltd. in Toronto, Canada. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada. From 1993 to 1994 he was Vice Chairman, Tele Pacific International Communications Corp. of Vancouver, B.C. From 1994 - 1996 he was Vice President of Finance of BIT Integration Technology, Inc. of Toronto, Canada. From May 1995 to present he has served as President of Richco Investors, Inc. of Vancouver, BC and from 1998 to present he has served as President of Sino-City Gas, Inc. (a Delaware corporation).

     From 1992-1995, he served as a Director of Tele Pacific International Communications Corp. (VSE). He has also served as a Director of Richco Investors, Inc. (CDN) since 1995. From 1995-1996, he was a Director of BIT Integration Technology, Inc. (ASE). Since 1997, he has served and is still serving as Director of the following companies: Agro International Holdings, Inc. (VSE); Spur Ventures, Inc. (VSE); Drucker Industries, Inc. (NASD Bulletin Board); Xin Net Corp. (NASD Bulletin Board); Sino-City Gas, Inc. (NASD Bulletin Board); Global-Pacific Minerals, Inc. (TSE); and Pacific E-Link Corp. (VSE).

         He has held a Canadian Securities license but is currently inactive. He has been a Director of Registrant since January 1997.

         Patrick Pak Ling Chan, age 45, has been a Director of Registrant since January 1997 and is now Chairman. He graduated from McGill University in Montreal, Quebec with a Bachelor of Commerce in Accounting in 1977. He is a Chartered Accountant in British Columbia (since 1980). From 1992 to 1993 he was executive assistance to the Chairman, Solid Pacific Enterprises, a company engaged in manufacturing and distribution of confectionery products in Hong Kong and China. From 1985 to 1992 he was employed at Coopers & Lybrand, Toronto, Canada, and focused on mergers and acquisitions. From 1993 to 1995 he was a registered Securities Representative with Bache Securities.

     Joseph S. Tong, age 49, has been a director of Registrant since January 1997. Mr. Tong matriculated from La Salle College, Kowloon, Hong Kong in 1968. From 1986 to 1990 he was a Branch Manager for Canadian Imperial Bank of Commerce. From 1990 to 1994 he was Regional Manager, Asian Banking, Canadian Imperial Bank of Commerce. From 1994 to 1995 he was President of China Growth Enterprises Corporation. From 1995 to present he has been a Director, Corporate Finance, of Corporate Capital Group in Ontario, Canada. He is currently a director of Agro International Holdings, Inc. of Vancouver, B.C. since January 1997 and Global Pacific Minerals, Inc. of Vancouver, B.C. since January 1997.

Directors Compensation

         Each member of the Board of Directors of the Company receives $1,000.00 plus reasonable outside travel expenses for each Board meeting he attends and for each Committee meeting he attends during the fiscal year. Directors who are also officers of the Company receive no compensation for services as a director.

ITEM 10.          EXECUTIVE COMPENSATION

         (a)  Cash Compensation.

         Compensation paid by the Company for all services provided during the fiscal year ended December 31, 1998, (1) to each of the Company's five most highly compensated executive officers whose cash compensation exceeded $60,000 and (2) to all officers as a group is set forth below under directors.



                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                            Annual Compensation                                  Awards


Name and                 Year          Salary ($)       Bonus         Other Annual              Restricted           Securities
Principal                                               ($)           Compensation ($)          Stock                Underlying
Position                                                                                        Award(s)($)          Options/SARs(#)
Gerald                   1998          0                0             0                         0                    0
Runolfson,
President and
Director

                         1997          0                0             0                         0                    0

                         1996          0                0             0                         0                    0



Ernest Cheung,           1998          0                0             0                         0                    0
Secretary and
Director

                         1997          0                0             0                         0                    0

                         1996          0                0             0                         0                    0



Patrick Chan,            1998          0                0             0                         0                    0
Director

                         1997          0                0             0                         0                    0

                         1996          0                0             0                         0                    0



Joseph Tong,             1998          0                0             0                         0                    0
Director

                         1997          0                0             0                         0                    0

                         1996          0                0             0                         0                    0
                         ============  ===============  ============  ========================  ===================  ===============

         (b)  Compensation Pursuant to Plans.  None.

     (c) Other Compensation. None. No stock appreciation rights or warrants exist to management


         (d) Compensation of Directors.

         Compensation paid by the Company for all services provided during the fiscal year ended December 31, 1998 (1) to each of the Company's directors whose cash compensation exceeded $60,000 and (2) to all directors as a group is set forth below:

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)



                                    Cash Compensation                           Security Grants


Name                              Annual             Meeting          Consulting              Number          Number of Securities
                                  Retainer           Fees ($)         Fees/Other              of              Underlying
                                  Fees ($)                            Fees ($)                Shares(#)       Options/SARs(#)
A. Director                       0                  0                0                       0               0
Gerald Runolfson

B. Director                       0                  0                0                       0               0
Ernest Cheung

C. Director                       0                  0                0                       0               0
Patrick Chan

D. Director                       0                  0                0                       0               0
Joseph Tong
================================  =================  ================ ======================  ==============  ======================


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Beneficial owners of five percent (5) or greater, of the Registrant's Common Stock and Warrants: No Preferred Stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Company's Common Stock known by the Company based upon 32,476,250 shares outstanding at December 31, 1998.



Title                      Name and                           Amount and                Percent
 of                        Address of                         Nature of                 of
Class                      Beneficial Owner                   Beneficial Interest       Class
- -----                      ----------------                   -------------------       -------
Common Stock               Richco Investors, Inc.             9,225,000(1)(2)           28.4%
                           789 West Pender St. #830
                           Vancouver, B.C. Canada V6C 1H2


         b) The following sets forth information with respect to the Company's Common Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group.


Title             Name of                            Amount and                         Percent
of                Beneficial                         Nature of                          of
Class             Owner                              Beneficial Ownership               Class
- -----             ----------                         --------------------               -------
Common            Gerald Runolfson                   512,501 (a)(b)                     1.5%
                  President and Director
                  4151 Rose Crescent
                  West Vancouver, B.C. Canada

         (a)      Porta-Pave Industries, Inc. (company owned
                  by Runolfson family)                                                  380,002
         (b)      Gerald Runolfson, individually                                        132,499
                                                                                        512,501

Title             Name of                            Amount and                         Percent
of                Beneficial                         Nature of                          of
Class             Owner                              Beneficial                         Class
                                                     Ownership
- -----             ----------                         ----------                         -------
Common            Ernest Cheung                      9,225,000(1)(2)                    28.4%
                  Secretary and Director
                  904 - 183 Keefer Place
                  Vancouver, B.C. Canada
                  V6B 6B9

Common            Patrick Chan                       0                                  0%
                  Director and Chairman
                  #7 Conduit Road, Flat 6E
                  Hong Kong

Common            Joseph Tong, Director              0                                  0%
                  33 Allview Crescent
                  North York, Ont., Canada
                  M2J 2R4






         Officers and Directors as a Group                    9,737,501                          29.98%


     (1) 9,225,000 shares are owned by Richco Investors, Inc. of which Ernest Cheung is a director, officer and shareholder.

         (2) Richco Investors, Inc. is beneficially owned by Raoul Tsakok through ownership of 50%+ shares of common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain Transactions

     Richco Investors, Inc. is the parent of Richi Petroleum Corp. and is deemed beneficially owned by Ernest Cheung, Secretary and a Director. Raoul Tsakok of Vancouver, B.C. owns more than 50% of the outstanding equity of Richco Investors, Inc. Richi Petroleum Corp. and Milco Petroleum, Inc. are wholly owned subsidiaries of Richco Investors, Inc. Richco Investors, Inc. owns 9,225,000 shares of common stock of the company (28.4% of the outstanding stock of Registrant) in 1997. The Registrant had entered into joint ventures in China with Richi and Milco in which Registrant would pay 100% of the cost of drilling for a 50% interest in the wells. Such ventures were unsuccessful and have been terminated. Registrant paid $40,403 in dry hole costs in 1998 for the participation and has invested a total of $895,306 for its participation in China exploration venture.

         The Company's interest in the West Gharib Egyptian oil and gas concession is subject to a 7% net profit interest payable to a related company, Richco Investors, Inc., owned by Ernest Cheung, director and secretary, after DPI has recovered all of its exploration and development expenditures. This company is related by virtue of common directors.

         Oil and gas project costs - advances to (due from) project are advanced to companies with a common director. These advances are unsecured, non-interest bearing and have no specific terms for repayment.

     Accounts payable and accrued expenses include $4,446 ( 1997: $55,338) payable to a company with a common director.

         During the year ended December 31, 1998, the Company wrote-off advances to a related company in the amount of $24,061. This company is related by virtue of a common director.

         The Company was charged the following expenses by a related company:




                                                                                                  January 1, 1997
                                                                                                  (Date of Incep-
                                                                                                  tion of Explora-
                                                                                                  tion Stage) to
                                                                                                  December 31,
                                    1998            1997                           1996           1998
                           -----------------------  --------------------- ----------------------  ----------------------
Consulting                                      $-                     $-                     $-                 $36,000
Office & general                            13,785                      -                      -                  13,795
Rent                                         8,020                      -                      -                   8,020
                           -----------------------  --------------------- ----------------------  ----------------------
                                           $21,805                      -                      -                 $57,815
                           =======================  ===================== ======================  ======================


         This company was related by virtue of common directors.

         The Company also issued 362,565 shares of common stock as a finder's fee to a non-affiliate.

ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K

                  (a)  Financial   Statements  and   Schedules.   The  following
financial statements and schedules for Drucker Industries, Inc., as of December 31, 1998 and 1997 are filed as part of this report.

                                                                            Page
         (1)  Financial statements of Drucker Industries, Inc:

              Reports of Independent Accountants, Amisano & Hanson for years ended December 31, 1998 and December 31, 1997 F-1 Balance Sheets F-2 Statements of Operations F-3 Statements of Shareholders' Equity F-4 - F-6 Statements of Cash Flow F-7 Schedule of General and Administrative expenses Schedule #1 Schedule of Dry Hole expenses Schedule #2 Schedule of Exploration expenses Schedule #3 Notes to Financial Statements F-8 - F-11

         (2)      Financial Statement Schedules:
                  (a)      None
                  (b)      Reports on Form 8-K: None
                  (c)      Exhibits

Item No.
(under 601)
4.1               Articles  of   Incorporation   and   By-Laws:Incorporated   by
                  Reference as filed with Form 10 with the Securities and Exchange Commission

10.1              West Gharib Egypt Joint Operating Agreement

                  West Gharib Block Operating/Technical Committee meeting March 1999 Resolution

10.2              West Gharib Block Operating/Technical Committee meting March
                  1999 Resolution

10.3              Farmout Agreement

10.4              Concession Agreement - West Gharib - To be filed by amendment.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE September 21, 1999                     DRUCKER INDUSTRIES, INC.


                                                /s/ Gerald Runolfson
                                            By: --------------------------------
                                                     Gerald Runolfson, President

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gerald Runolfson
- ---------------------              President                  September 21, 1999
Gerald Runolfson                   and Director

/s/ Ernest Cheung
- ----------------------             Secretary                  September 21, 1999
Ernest Cheung                      and Director

/s/ Patrick Pak Ling Chan
- ----------------------             Director                   September 21, 1999
Patrick Pak Ling Chan

/s/ Joseph S. Tong
- ----------------------             Director                   September 21, 1999
Joseph S. Tong


30