Form 10QSB
period 1999-03-31
DRUCKER INDUSTRIES INC
filed 1999-11-17
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001042053

For Quarter Ended                                         Commission File Number
March 31, 1999                                                   0-29670

                            DRUCKER INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                          N/A
        (State of incorporation)                          (I.R.S. Employer
                                                          Identification No.)

#1- 1035 Richards Street, Vancouver, B.C. Canada   V6B 3E4
- ----------------------------------------------------------
(Address of principal executive offices)           (Postal Code)

Registrant's telephone number, including area code:  (604)681-4421
                                                     --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                    Yes____     No   __X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                             32,476,250 as of March 31, 1999

                            DRUCKER INDUSTRIES, INC.

                         (An Exploration Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999

                            (Stated in U.S. dollars)

                            (Unaudited - See Note 1)



                             SEE ACCOMPANYING NOTES
                            DRUCKER INDUSTRIES, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998
                            (Stated in U.S. dollars)
                            (Unaudited - See Note 1)


                                           ASSETS                 March 31,       December 31,


Current
  Cash and term deposits                                        $   2,556,662    $   2,763,628
  Accrued interest receivable                                           2,980            5,483
  Advances Receivable                                                       -            2,269

Total current assets                                                2,559,642        2,771,380
Oil and gas projects                                                1,388,595        1,262,106

Total Assets                                                    $   3,948,237    $   4,033,486


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Accounts payable and accrued expenses                         $      27,815    $      47,455

Stockholders' Equity  - Note 2
  Common stock $.001 par value, authorized 50,000,000 shares:
    32,476,250 shares issued and outstanding                           32,115           32,115
  Additional paid-in capital                                        6,306,803        6,306,803
  Deficit accumulated during the development stages               ( 2,418,496)     ( 2,352,887)

Total stockholders' equity                                          3,920,422        3,986,031

                                                                $   3,948,237    $   4,033,486




                             SEE ACCOMPANYING NOTES
                            DRUCKER INDUSTRIES, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               for the three months ended March 31, 1999 and 1998
                 and January 1, 1997 (Date of Inception of Development Stage)
                                      to March 31, 1999
                            (Stated in U.S. dollars)
                            (Unaudited - See Note 1)


                                                                              January 1, 1997
                                                                                  (Date of
                                                                                Inception of
                                                                                Development
                                                                              Stage) to March
                                                                                    31,
                                                 1999              1998             1999
                                                 ----              ----             ----

Interest income                              $ (    22,991)    $ (    44,439)   $ (   315,795)

General and administrative expenses
 - Schedule 1                                       32,292            69,534          462,263

Fiscal agent fees                                        -             1,360            3,719

Dry hole expenses - Schedule 2                           -                 -          187,684

Exploration expenses - Schedule 3                   56,308                 -          918,682

Net loss                                     $ (    65,609)    $ (    26,455)   $ ( 1,256,553)

Net loss per share                           $ (      0.00)    $ (      0.00)

Weighted average shares outstanding             32,476,250        32,476,250


                             SEE ACCOMPANYING NOTES          .../Continued





                            DRUCKER INDUSTRIES, INC.
                         (An Exploration Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                      for the three  months  ended  March 31,  1999 and 1998 and
                  February 4, 1971 (Date of Inception) to March 31, 1999
                            (Stated in U.S. dollars)
                            (Unaudited - See Note 1)

                                                                         Deficit
                                                                     Accumulated
                                                         Additional     During
                                    Common Stock          Paid-in    Development
                                 Shares       Amount      Capital       Stages       Total

Shares   issued  to   acquire
Monetary Metals, Inc.             675,000  $       675  $ (     675) $         -  $         -
Shares  issued to acquire net
assets of Drucker Sound
Design Corporation              2,700,000        2,700       65,046            -       67,746
Net loss  from  inception  to
December 31, 1989                       -            -            -  $  (  8,115)    (  8,115)
Net  loss   for  year   ended
December  31, 1990                      -            -            -     (144,333)    (144,333)
Five for one forward split of
 outstanding shares            13,500,000       13,500    (  13,500)           -            -
Funds contributed by
stockholder                             -            -      124,196            -      124,196
Sale of units for cash,
 September 1991                 1,050,000        1,050      103,950            -      105,000
Sale of units for cash,
 December 1991                    750,000          750       74,250            -       75,000
Shares issued to settle debts      52,500           53        5,197     (  5,250)           -
Shares issued to directors as
 Compensation                     450,000          450       44,550     ( 45,000)           -
Correct funds contributed to
 Stockholders                           -            -    (  24,990)           -     ( 24,990)
Interest on note payable                -            -            -     (  7,370)    (  7,370)
Net loss for year ended
 December 31, 1991                      -            -            -     ( 38,417)    ( 38,417)

Balance, December 31, 1991,
 as previously reported        19,177,500       19,178      378,024     (248,485)     148,717
Adjustments   to   previously
reported amounts: fiscal
agent fees                              -            -    (  18,000)    (  7,300)    ( 25,300)

Balance, December 31, 1991,
 as restated                   19,177,500       19,178      360,024     (255,785)     123,417

Sale of common stock,
 March 1992                       700,000          700       69,300            -       70,000
Sale of common stock,
 September 1992                   500,000          500       54,500            -       55,000
Net loss for year ended
 December 31, 1992                      -            -            -     ( 78,078)    ( 78,078)

Balance, December 31, 1992,
as previously reported         20,377,500       20,378      483,824     (333,863)     170,339
Adjustments   to   previously
reported amounts:
  Fiscal agent fees                     -            -    (  12,500)    ( 20,600)    ( 33,100)

Balance,  December  31, 1992,
as restated                    20,377,500       20,378      471,324     (354,463)     137,239

                               SEE ACCOMPANYING NOTES
                                                                 Continued




                            DRUCKER INDUSTRIES, INC.
                         (An Exploration Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                      for the three  months  ended  March 31,  1999 and 1998 and
                  February 4, 1971 (Date of Inception) to March 31, 1999
                            (Stated in U.S. dollars)
                            (Unaudited - See Note 1)

                                                                         Deficit
                                                                     Accumulated
                                                         Additional     During
                                    Common Stock          Paid-in    Development
                                 Shares       Amount      Capital       Stages       Total


Balance forward, December 31,
 1992, as restated             20,377,500       20,378      471,324     (354,463)     137,239
Net loss for the year ended
 December 31, 1993                      -            -            -     (134,081)    (134,081)

Balance, December 31, 1993     20,377,500       20,378      471,324     (488,544)       3,158

Adjustment to previously
 reported amounts:
  Fiscal agent fees                     -            -            -     ( 27,280)    ( 27,280)

Balance, December 31, 1993,
 as restated                   20,377,500       20,378      471,324     (515,824)    ( 24,122)

Sale of common  stock,  July,     200,000          200       29,800            -       30,000
1994

Fiscal agent fees                       -            -     (  3,000)           -     (  3,000)

Net loss for the year ended
 December 31, 1994                      -            -            -     (563,546)    (563,546)

Balance, December 31, 1994     20,577,500       20,578      498,124   (1,079,370)    (560,668)

Shares issued to settle debts   5,976,683        5,977      596,739            -      602,716

Net loss for the year ended
 December 31, 1995                      -            -            -     ( 79,455)    ( 79,455)

Balance, December 31, 1995     26,554,183       26,555    1,094,863   (1,158,825)    ( 37,407)

Shares issued to settle debts     380,002          380       37,620            -       38,000

Net loss for the year ended
 December 31, 1996                      -            -            -     (  3,118)    (  3,118)

Balance, December 31, 1996     26,934,185       26,935    1,132,483   (1,161,943)    (  2,525)

Net loss for the three
months ended                            -            -            -     ( 13,053)    ( 13,053)
 March 31, 1997

Balance, March 31, 1997        26,934,185       26,935    1,132,483   (1,174,996)    ( 15,578)

Sale of common stock, May,      5,179,500        5,180    5,174,320            -    5,179,500
1997

Shares issued forfinder's         362,565            -            -            -            -
fee

Netloss for the nine months
ended December 31, 1997                 -            -            -     (536,761)    (536,761)

Balance, December 31, 1997     32,476,250       32,115    6,306,803   (1,711,757)   4,627,161

Net loss for the three
months ended                            -            -            -     ( 26,455)    ( 26,455)
 March 31, 1998

Balance, March 31, 1998        32,476,250       32,115    6,306,803   (1,738,212)   4,600,706




                            DRUCKER INDUSTRIES, INC.
                         (An Exploration Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
             for the three months ended March 31, 1999 and 1998 and
             February 4, 1971 (Date of Inception) to March 31, 1999
                            (Stated in U.S. dollars)
                            (Unaudited - See Note 1)

                                                                         Deficit
                                                                     Accumulated
                                                         Additional     During
                                    Common Stock          Paid-in    Development
                                 Shares       Amount      Capital       Stages       Total

Balance forward, December 31,
 1998, as restated             32,476,250  $    32,115  $ 6,306,803  $  (1,738,212 $ 4,600,706
Net loss for the nine  months
ended
 December 31, 1998                      -            -            -     (614,675)     (614,675)

Balance, December 31, 1998     32,476,250       32,115    6,306,803     (2,352,887)  3,986,031
Net   loss   for  the   three
months ended
 March 31, 1999                         -            -            -     ( 65,609)     ( 65,609)

Balance, March 31, 1999        32,476,250  $    32,115  $ 6,306,803  $  (2,418,496 $ 3,920,422

                             SEE ACCOMPANYING NOTES






                            DRUCKER INDUSTRIES, INC.
                         (An Exploration Stage Company)
                  CONSOLIDATED STATEMENTS OF CASH FLOW for the
                   three months ended March 31, 1999 and 1998
           and January 1, 1997(Date of Inception of Development Stage)
                                to March 31, 1999
                            (Stated in U.S. dollars)
                            (Unaudited - See Note 1)

                                                                             January 1, 1997
                                                                                (Date of
                                                                              Inception of
                                                                               Development
                                                                             Stage) to March
                                                                                   31
                                                1999             1998             1999
                                                ----             ----             ----
Cash flow from operating activities:
  Net loss                                  $(    65,609)    $(    26,455)    $( 1,256,553)
  Add:  items not affecting cash:
    Capital assets written-off                         -                -           40,288
    Write-off of advances                              -                -           31,285

                                             (    65,609)     (    26,455)     ( 1,184,980)
  Net   changes   in   non-cash   working
capital items related
   to operations:
   Accrued interest receivable                     2,503                -      (     2,980)
   Prepaid expenses                                2,269                -                -
   Advance receivable                                  -          199,972                -
   Accounts payable and accrued expenses     (    19,640)           4,188           25,290

Net cash  provided by (used in) operating    (    80,477)         177,705      ( 1,162,670)
activities

Cash flow used in investing activities
  Oil and gas project costs                  (   126,489)           7,676      ( 1,409,366)

Cash flow from financing activities:
  Proceeds from sale of common stock                   -                -        5,179,500
  Due to a related party                               -                -                -
  Advance payable                                      -      (    50,802)     (    50,802)

Net cash provided by financing activities              -      (    50,802)       5,128,698

Net increase (decrease) in cash              (   206,966)         134,579        2,556,662
Cash, beginning of period                      2,763,628        3,238,576                -

Cash and term deposits, end of period      $   2,556,662    $   3,373,155      $ 2,556,662


Supplemental Disclosures of Cash Flows:
Stock issued for payment of accounts payable in 1996 $38,000 (1995: $243,716) Stock issued for payment of Promissory note in 1995 $359,000


                             SEE ACCOMPANYING NOTES


                                                                      Schedule 1


                            DRUCKER INDUSTRIES, INC.
                         (An Exploration Stage Company)
          CONSOLIDATED SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
               for the three months ended March 31, 1999 and 1998
              and January 1, 1997 (Date of Inception of Development Stage)
                                to March 31, 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)


                                                                               January 1,
                                                                              1997 (Date of
                                                                              Inception of
                                                                               Development
                                                                             Stage) to March
                                                                                   31,
                                                1999             1998             1999
                                                ----             ----             ----

Accounting and audit fees                  $       9,280    $      40,015    $      63,470
Advances written-off                                   -                -           24,061
Consulting                                        11,163           11,135           81,636
Foreign exchange (gain) loss                         355              430              688
Franchise tax                                      1,548            1,482            3,030
Investor relations                                 1,559            1,365           58,082
Interest and bank charges                            375               72            1,400
Legal                                                 66            1,201           71,965
Office and general                                 4,241            9,794           79,292
Rent                                               1,988            2,113           17,384
Transfer agent feet                                  125                -            2,843
Travel                                             1,592            1,927           58,412

                                           $      32,292    $      69,534    $     462,263





                                                                      Schedule 2
                            DRUCKER INDUSTRIES, INC.
                 CONSOLIDATED SCHEDULE OF DRY HOLE EXPENSES for
                 the three months ended March 31, 1999 and 1998
          and January 1, 1997 (Date of Inception of Development Stage)
                                to March 31, 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)


                                                                             January 1, 1997
                                                                                (Date of
                                                                              Inception of
                                                                               Development
                                                                             Stage) to March
                                                                                   31,
Fuxian Concession                               1999             1998             1999
- -----------------                               ----             ----             ----

Administration                              $          -     $          -     $      3,484
Advances written-off                                   -                -           31,285
Amortization                                           -                -            2,827
Audit                                                  -                -            1,875
Capital assets written-off                             -                -            9,118
Consulting                                             -                -           10,875
Entertainment                                          -                -            2,347
Office supplies                                        -                -              582
Other                                                  -                -            4,454
Surveying                                              -                -          105,625
Travel                                                 -                -           14,713
Wages and benefits                                     -                -              499

                                            $          -     $          -     $    187,684







                                                                     Schedule 3
                            DRUCKER INDUSTRIES, INC.
                         (An Exploration Stage Company)
                CONSOLIDATED SCHEDULE OF EXPLORATION EXPENSES for
                 the three months ended March 31, 1999 and 1998
          and January 1, 1997 (Date of Inception of Development Stage)
                                to March 31, 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)


                                                                                January 1, 1997
                                                                                   (Date of
                                                                                 Inception of
                                                                                  Development
                                                                                   Stage) to
                                 West                                              March 31,
                                Gharib          1999 Total       1998 Total          1999
                                ------          ----------       ----------          ----

Administration               $     12,498      $     12,498     $          -     $     59,200
Amortization                            -                 -                -           18,042
Audit                                   -                 -                -            7,371
Capital assets written-off              -                 -                -           31,170
Consumables                         1,600             1,600                -           31,672
Drilling                                -                 -                -              420
Entertainment                           -                 -                -           12,221
Geological/geophysical             35,040            35,040                -          199,980
Insurance                               -                 -                -            2,645
Interest income                         -                 -                -      (     7,614)
Office Supplies                         -                 -                -            5,754
Other                                   -                 -                -            6,309
Other income                            -                 -                -      (     3,566)
Overhead                            7,170             7,170                -           21,772
Rental                                  -                 -                -            8,826
Repairs and maintenance                 -                 -                -            2,612
Surveying and testing                   -                 -                -          399,957
Telephone                               -                 -                -            5,942
Travel                                  -                 -                -           52,673
Wages and benefits                      -                 -                -           63,296

                             $     56,308      $     56,308     $          -     $    918,682




                                        DRUCKER INDUSTRIES, INC.
                                     (An Exploration Stage Company)
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             March 31, 1999
                                        (Stated in U.S. dollars)
                                        (Unaudited - See Note 1)


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

Note 2     Common Stock

           Commitment

           Share Purchase Warrants

           At March 31, 1999, 5,179,000 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the company at $0.40 per unit until the earlier of March 31, 2000 and the 90th day after the date on which the weighted average trading price of the company's shares exceed $0.90 per share for 10 consecutive trading days. Each unit consists of one common share of the company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants.

Note 3     Subsequent Event

           On April 15, 1999, the company abandoned the Ningxia oil and gas concessions in China. In this regard, the company paid a $33,000 termination fee and received $761,900 as a repayment of project advances outstanding at March 31, 1999.

Note 4     Oil & Gas Projects
           The company entered into a farm-out agreement dated April 1998 to acquire an undivided 20% participating interest in the right to explore for and exploit petroleum in a concession located in West Gharib, Gulf of Suez, Egypt.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO THE SAME PERIOD IN 1998

The Company had general and administrative expenses for the three month period in 1999 of $88,600 as compared to $69,534 in expenses in the 1998 period. There were no revenues for the period in 1999, however, interest income of $22,991 was received. The Company recorded a net loss on operations of ($65,609) for the period in 1999 and a net loss on operations of ($26,455) in the 1998 period. The Company operating losses may continue until income can be achieved. While the Company is seeking additional capital sources for investment; there is no assurance that sources can be found, and there is no assurance that its oil and gas exploration efforts in Egypt will be productive.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $2,556,662 in cash capital at the end of the period. Such capital will be used for oil and gas exploration in Egypt in the following quarter and thereafter. The investment in oil and gas exploration projects of $1,388,595 is illiquid. Total liabilities were $27,815 at period end.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   None

ITEM 2.   CHANGES IN SECURITIES

   None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

   None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5.   OTHER INFORMATION


        In April of 1999 the company abandoned the Ningzia oil and gas concessions, including and all exploration efforts in China have ceased. As a result of this abandonment the company paid a $33,000 termination fee. A second result of abandonments of the China exploration was that the company received a repayment of $761,900 for project advances outstanding at March 31, 1999.

          The Board of Directors approved a change in the terms of the Share Purchase Warrants : A) The exercise price was changed from $1.50 to $0.40 and B) The expiration date of the warrant was changed from September 30, 1998 to March 31, 2000; and C) The share exercise price was changed from $2.00 to $0.06. Further the share purchase warrants are to expire one year after the exercise of the unit purchase warrants.

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



                                       DRUCKER INDUSTRIES, INC.



Date:                                  /s/Ernest Cheung
                                       -----------------
                                       Ernest Cheung, Secretary