Form 10QSB
period 1999-06-30
DRUCKER INDUSTRIES INC
filed 1999-11-17
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION

                                     Washington, DC 20549


                                          FORM 10QSB


                         Quarterly Report under Section 13 or 15(d) of
                              the Securities Exchange Act of 1934

                                      CIK NO.: 0001042053

For Quarter Ended                                         Commission File Number
June 30, 1999                                                    0-29670


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

                             32,476,250 as of June 30, 1999

                                   DRUCKER INDUSTRIES, INC.

                                (An Exploration Stage Company)

                              CONSOLIDATED FINANCIAL STATEMENTS

                                        June 30, 1999

                                   (Stated in U.S. dollars)

                                   (Unaudited - See Note 1)



                            DRUCKER INDUSTRIES, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1999 and December 31, 1998
                            (Stated in U.S. dollars)


                                           ASSETS                 June 30,        December 31,
                                                                    1999              1998
Current
  Cash and term deposits                                        $   3,203,218    $   2,763,628
  Accrued interest receivable                                           3,617            5,483
  Prepaid expenses                                                          -            2,269
                                                                                         -----

                                                                    3,206,835        2,771,380
Oil and gas projects                                                  485,406        1,262,106
                                                                      -------        ---------

Total Assets                                                    $   3,692,241    $   4,033,486

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Accounts payable and accrued expenses                         $      42,558    $      47,455
                                                                -------------    -------------

Stockholders' Equity - Note 2
  Common stock $.001 par value, authorized 50,000,000 shares:
   32,476,250 shares issued and outstanding                            32,115           32,115
  Additional paid-in capital                                        6,306,803        6,306,803
                                                                    ---------        ---------
Deficit accumulated during the exploration stages                 ( 2,689,235)     ( 2,352,887)

                                                                    3,649,683        3,986,031
                                                                    ---------        ---------

                                                                $   3,692,241    $   4,033,486
                                                                =============    =============




                            DRUCKER INDUSTRIES, INC.
                         (An Exploration Stage Company)
               CONSOLIDATED STATEMENTS OF OPERATIONS for the three
          months ended and the six months ended June 30, 1999 and 1998 and January 1, 1997 (Date of Inception of Exploration Stage) to June 30, 1999
                            (Stated in U.S. dollars)
                            (Unaudited - See Note 1)

                                                                                            January 1,
                                                                                           1997 (Date of
                                                                                           Inception of
                                                                                            Exploration
                                                                                             Stage) to
                                 Three months ended June 30,   Six months ended June 30,     June 30,
                                      1999          1998          1999           1998          1999

Revenues                                    0              0             0             0
General and administrative
 expenses  - Schedule 1          $     73,770   $     32,541  $    106,062  $    103,435   $    539,752

Dryhole expenses - Schedule 2               -              -             -             -        187,684

Exploration expenses
- - Schedule 3                          241,465              -       297,773             -      1,160,147
           -                          -------                      -------                    ---------

Loss before the following:         (  315,235)    (   32,541)   (  403,835)   (  103,435)    (1,887,583)

Interest income                        44,497         26,979        67,487        71,417        360,291
                                       ------         ------        ------        ------        -------

Net loss                         $ (  270,738)  $ (    5,562) $ (  336,348) $ (   32,018)  $ (1,527,292)
                                     ==========      ========     =========      ========   ============

Net loss per share               $ (     0.01)  $ (     0.00) $ (     0.01) $ (     0.00)
                                 ============      ============  ===========  ==============

Weighted average shares
 outstanding                       32,476,250     32,476,250    32,476,250    32,476,250
                                   ==========     ==========    ==========    ==========



                                   DRUCKER INDUSTRIES, INC.
                                (An Exploration Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       for the six  months  ended  June  30,  1999  and 1998 and
                  February 4, 1971 (Date of Inception) to June 30, 1999
                                   (Stated in U.S. dollars)
                                   (Unaudited - See Note 1)
                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                            Additional      During the
                                                                    Common Stock            Paid-in       Exploration
                                                                Shares        Amount        Capital          Stage           Total

Shares issued to acquire Monetary Metals, Inc.                  675,000    $       675   $ (     675)                    $         -
Shares issued to acquire net assets of Drucker Sound Design
 Corporation                                                  2,700,000          2,700        65,046                          67,746
Net loss from inception to December 31, 1989                                                           $ (   8,115)       (   8,115)
Net loss for year ended December  31, 1990                                                               ( 144,333)       ( 144,333)
Five for one forward split of outstanding shares             13,500,000         13,500     (  13,500)                              -
Funds contributed by stockholder                                                             124,196                         124,196
Sale of units for cash, September 1991                        1,050,000          1,050       103,950                         105,000
Sale of units for cash, December 1991                           750,000            750        74,250                          75,000
Shares issued to settle debts                                    52,500             53         5,197     (   5,250)                -
Shares issued to directors as compensation                      450,000            450        44,550     (  45,000)                -
Correct funds contributed to stockholders                                                  (  24,990)                     (  24,990)
Interest on note payable                                                                                 (   7,370)       (   7,370)
Net loss for year ended December 31, 1991                                                                (  38,417)       (  38,417)

Balance, December 31, 1991, as previously reported           19,177,500         19,178       378,024     ( 248,485)          148,717
Adjustments to previously reported amounts:
  Fiscal agent fees                                                                        (  18,000)    (   7,300)       (  25,300)

Balance, December 31, 1991, as restated                      19,177,500         19,178       360,024     ( 255,785)          123,417

Sale of common stock, March 1992                                700,000            700        69,300                          70,000
Sale of common stock, September 1992                            500,000            500        54,500                          55,000
Net loss for year ended December 31, 1992                                                                (  78,078)       (  78,078)

Balance, December 31, 1992, as previously reported           20,377,500         20,378       483,824     ( 333,863)          170,339



                                   DRUCKER INDUSTRIES, INC.
                                (An Exploration Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       for the six  months  ended  June  30,  1999  and 1998 and
                  February 4, 1971 (Date of Inception) to June 30, 1999
                                   (Stated in U.S. dollars)
                                   (Unaudited - See Note 1)
                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                         Additional      During the
                                                                  Common Stock           Paid-in       Exploration
                                                             Shares        Amount        Capital          Stage           Total

Balance Forward, December 31, 1992, as previously reported  20,377,500         20,378       483,824     ( 333,863)          170,339
Adjustments to previously reported amounts:
  Fiscal agent fees                                                                       (  12,500)    (  20,600)        (  33,100)

Balance, December 31, 1992, as restated                     20,377,500         20,378       471,324     ( 354,463)          137,239

Net loss for the year ended December 31, 1993                                                          (  134,081)        ( 134,081)

Balance, December 31, 1993                                  20,377,500         20,378       471,324    (  488,544)            3,158
Adjustment to previously reported amounts:
  Fiscal agent fees                                                                                    (   27,280)        (  27,280)

Balance, December 31, 1993, as restated                     20,377,500         20,378       471,324    (  515,824)        (  24,122)

Sale of common stock, July, 1994                               200,000            200        29,800                          30,000

Fiscal agent fees                                                                        (    3,000)                      (   3,000)

Net loss for the year ended December 31, 1994                                                          (  563,546)        ( 563,546)

Balance, December 31, 1994                                  20,577,500         20,578       498,124    (1,079,370)        ( 560,668)

Shares issued to settle debts                                5,976,683          5,977       596,739                         602,716
Net loss for the year ended December 31, 1995                                                          (   79,455)        (  79,455)

Balance, December 31, 1995                                  26,554,183         26,555     1,094,863    (1,158,825)        (  37,407)



                                   DRUCKER INDUSTRIES, INC.
                                (An Exploration Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       for the six  months  ended  June  30,  1999  and 1998 and
                  February 4, 1971 (Date of Inception) to June 30, 1999
                                   (Stated in U.S. dollars)
                                   (Unaudited - See Note 1)
                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                           Additional      During the
                                                                   Common Stock            Paid-in       Exploration
                                                               Shares        Amount        Capital          Stage           Total

Balance Forward, December 31, 1995                          26,554,183         26,555     1,094,863    (1,158,825)        (  37,407)

Shares issued to settle debts                                  380,002            380        37,620                          38,000

Net loss for the year ended December 31, 1996                                                            (  3,118)        (   3,118)

Balance, December 31, 1996                                  26,934,185         26,935     1,132,483    (1,161,943)        (   2,525)
Sale of units for cash, May, 1997                            5,179,500          5,180     5,174,320                       5,179,500
Shares issued for finders' fee                                 362,565                                                            -
Net loss for the six months ended June 30, 1997                                                        (   37,025)        (  37,025)

Balance, June 30, 1997                                      32,476,250         32,115     6,306,803    (1,198,968)        5,139,950
Net loss for the six months ended December 31, 1997                  -              -             -    (  512,789)       (  512,789)

Balance, December 31, 1997                                  32,476,250         32,115     6,306,803    (1,711,757)        4,627,161
Net loss for the six months ended June 30, 1998                      -              -             -    (   32,018)       (   32,018)

Balance, June 30, 1998                                      32,476,250         32,115     6,306,803    (1,743,775)        4,595,143
Net loss for the six months ended December 31, 1998                  -              -             -    (  609,112)       (  609,112)

Balance, December 31, 1998                                  32,476,250         32,115     6,306,803    (2,352,887)        3,986,031
Net loss for the six months ended June 30, 1999                      -              -             -    (  336,348)       (  336,348)

Balance, June 30, 1999                                      32,476,250    $    32,115   $ 6,306,803  $ (2,689,235)     $  3,649,683



                                        DRUCKER INDUSTRIES, INC.
                                     (An Exploration Stage Company)
                                  CONSOLIDATED STATEMENTS OF CASH FLOW
                             for the six months ended June 30, 1999 and 1998
              and January 1, 1997 (Date of Inception of Exploration Stage) to June 30, 1999
                                        (Stated in U.S. dollars)
                                        (Unaudited - See Note 1)


                                                                               January 1, 1997
                                                                                  (Date of
                                                                                Inception of
                                                                                 Exploration
                                                                                  Stage) to
                                                   Six months ended June 30,      June 30,
                                                       1999          1998           1999
Cash flow from operating activities:
  Net loss                                        $ (  336,348)  $ (   32,018) $ (1,527,292)
  Add items not affecting cash:
    Capital assets written-off                               -              -        40,288
    Write-off of advances                                    -              -        31,285

                                                    (  336,348)    (   32,018)   (1,455,719)
  Net changes in non-cash working capital items
    related to operations:
    Advances receivable                                      -        250,709             -
    Accrued interest receivable                          1,866     (    4,227)   (    3,617)
    Prepaid expenses                                     2,269              -             -
    Accounts payable and accrued expenses               (4,897)    (   65,194)       40,033
    Advance payable                                          -     (   50,812)            -

Net cash provided by (used in) operating            (  337,110)        98,458    (1,419,303)
activities

Cash flows used in investing activities
  Oil and gas projects costs                           776,700     (  387,066)   (  506,177)

Cash flow from financing activities:
  Proceeds from sale of common stock                         -              -     5,179,500
  Advance payable                                            -              -       (50,802)

Net cash provided by financing activities                    -              -     5,128,698

Net increase (decrease) in cash                        439,590     (  288,608)    3,203,218
Cash and term deposits, beginning of period          2,763,628      3,238,576             -

Cash and term deposits, end of period              $ 3,203,218    $ 2,949,968   $ 3,203,218



                                        DRUCKER INDUSTRIES, INC.
                                     (An Exploration Stage Company)
                      CONSOLIDATED SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
                 for the three  months  ended and six months ended June 30, 1999 and 1998 and  January 1, 1997 (Date of  Inception  of  Exploration
              Stage) to June 30, 1998
                                         (Stated in US Dollars)
                                        (Unaudited - See Note 1)


                                                                                        January 1,
                                                                                           1997
                                                                                         (Date of
                                                                                       Inception of
                                                                                        Exploration
                                                                                         Stage) to
                             Three months ended June 30,   Six months ended June 30,     June 30,
                                 1999           1998          1999          1998           1998

Accounting and audit          $    28,377   $       633    $    37,657   $    40,647   $    91,847
Advances written-off                    -             -              -             -        24,061
Consulting fee                     21,611         9,027         32,774        20,163       103,247
Foreign exchange loss                 196         1,766            551         2,196           884
Interest and bank charges             234           164            608           236         1,633
Investor relations                  9,858         1,548         11,418         2,914        67,941
Legal                                   -         4,939             66         6,139        71,965
Office and general                  6,774        11,129         12,563        22,406        89,096
Rent                                2,051         2,044          4,039         4,157        19,435
Transfer agent                        524           402            649         1,762         3,367
Travel                              4,145           889          5,737         2,815        62,557
                                    -----           ---          -----         -----        ------

                              $    73,770   $    32,541    $   106,062   $   103,435   $   536,033
                              ===========   ===========    ===========   ===========   ===========




                            DRUCKER INDUSTRIES, INC.
                 CONSOLIDATED SCHEDULE OF DRY HOLE EXPENSES for the three months ended and the six months ended June 30, 1999 and 1998 and January 1, 1997 (Date of Inception of Exploration Stage)
                                to June 30, 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)


                                                                                           January 1,
                                                                                              1997
                                                                                            (Date of
                                                                                          Inception of
                                                                                           Exploration
                                                                                            Stage) to
                                Three months ended June 30,   Six months ended June 30,     June 30,
Fuxian Concession                   1999           1998          1999          1998           1999
- -----------------                   ----           ----          ----          ----           ----

Administration                  $           - $           -  $           - $           - $       3,484
Advances written-off                        -             -              -             -        31,285
Amortization                                -             -              -             -         2,827
Audit                                       -             -              -             -         1,875
Capital assets written-off                  -             -              -             -         9,118
Consulting                                  -             -              -             -        10,875
Entertainment                               -             -              -             -         2,347
Office supplies                             -             -              -             -           582
Other                                       -             -              -             -         4,454
Surveying                                   -             -              -             -       105,625
Travel                                      -             -              -             -        14,713
Wages and benefits                          -             -              -             -           499
                                                                                                   ---

                                $           - $           -  $           - $           - $     187,684
                                ============  ============   ============  ============  =============




                            DRUCKER INDUSTRIES, INC.
                         (An Exploration Stage Company)
                CONSOLIDATED SCHEDULE OF EXPLORATION EXPENSES for
       the three months ended and six months ended June 30, 1999 and 1998 and January 1, 1997 (Date of Inception of Exploration Stage)
                                to June 30, 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)


                                                                                        January 1,
                                                                                           1997
                                                                                         (Date of
                                                                                       Inception of
                                                                                        Exploration
                                                                                          Stage)
                             Three months ended June 30,   Six months ended June 30,    to June 30,
                                 1999           1998          1999          1998           1999

Administration               $     23,788  $          -   $     36,286  $          -  $     82,988
Amortization                            -             -              -             -        18,042
Audit                                   -             -              -             -         7,371
Capital assets written-off              -             -              -             -        31,170
Consumables                       109,518             -        111,119             -       141,191
Drilling                           41,020             -         41,020             -        41,440
Entertainment                           -             -              -             -        12,221
Geological/geophysical             48,347             -         83,386             -       248,326
Insurance                               -             -              -             -         2,645
Office Supplies                         -             -              -             -         5,754
Other                                   -             -              -             -         6,309
Overhead                           18,792             -         25,962             -        40,564
Rent                                    -             -              -             -         8,826
Repairs and maintenance                 -             -              -             -         2,612
Surveying and testing                   -             -              -             -       399,957
Telephone                               -             -              -             -         5,942
Travel                                  -             -              -             -        52,673
Wages and benefits                      -             -              -             -        63,296
Interest income                         -             -              -             -     (   7,614)
Other income                            -             -              -             -     (   3,566)

                             $    241,465  $          -   $    297,773  $          -  $  1,160,147



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

Note 1     Interim Reporting

           These consolidated financial statements have not been audited or reviewed and have been prepared on a compilation basis only. Readers are cautioned that these statements may not be appropriate for their purposes. While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position results of operations and changes in financial position of the interim period presented.

Note 2     Common Stock

           Commitment

           Share Purchase Warrants

           At June 30, 1999, 5,179,500 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the company at $0.40 per unit until the earlier of March 31, 2000 and the 90th day after the day on which the weighted average trading price of the company's shares exceed $0.90 per share for 10 consecutive trading days. Each unit consists of one common share of the company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrant.

Note 3     Significant Accounting Policy

           Principles of Consolidation

           These financial statements include the accounts of its wholly-owned subsidiary, Drucker Petroleum, Inc. a British Virgin Island company. All intercompany transactions have been eliminated.

Note 4     Term Deposit

           The company's subsidiary, Drucker Petroleum, Inc. ("DPI") has entered into a letter of credit in the amount of $2,000,000. As a condition of the letter of credit, DPI paid a financing deposit of $2,000,000. The deposit will be used as payment for the costs incurred in exploring the concession located in West Gharib, Gulf of Suez, Egypt.

Note 5     Oil and Gas Projects

           The company's wholly-owned subsidiary, Drucker Petroleum, Inc. ("DPI"), a British Virgin Island company, entered into a farm-out agreement dated April 1998 to acquire an undivided 20% participating interest in the right to explore for and exploit petroleum in a concession located in West Gharib, Gulf of Suez, Egypt.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED JUNE 30, 1998

The Company had general and administrative expenses for the three month period in 1999 of $73,770 and exploration expenses of $241,465 as compared to $32,541 in expenses and no exploration expense in the 1998 period. There were no revenues for the period in 1999 or 1998, however, interest income was received in the amount of $44,497 in 1999 and $26,979 in 1998. The Company recorded a net loss on operations of ($315,235)) for the period in 1999 and a net loss on operations of ($32,541) in the 1998 period. The Company operating losses may continue until income can be achieved. Net losses after interest income were ($270,738) in the quarter in 1999 and ($5,562) in 1998.

RESULTS OF OPERATIONS FOR SIX MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO SAME PERIOD IN 1998

The Company had expenses (including exploration) for the six month period in 1999 of $403,835 as compared to $103,435 in expenses in the 1998 period. There were no revenues for the period in 1998 or 1999, however, interest income was received in the amount of $71,417 in 1998 and $67,487 in the period in 1999. The Company recorded a net loss on operations of ($336,348) for the period in 1999 and a net loss of ($32,018) in the 1998 period. (The company received a repayment of $761,900 for project advances that were outstanding at March 31, 1999 upon the abandonment of the Ningxia oil and gas concessions in China.) The Company operating losses may continue until income can be achieved. While the Company is seeking additional capital sources for investment; there is no assurance that sources can be found, and there is no assurance that its oil and gas exploration efforts in Egypt will be productive.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $3,203,218 in cash capital at the end of the period. Such capital will be used for oil and gas exploration in China in the following quarter and thereafter. The investment in oil and gas exploration projects in China of $485,406 is illiquid. Total liabilities were $42,558 at period end. All exploration activities in China have been terminated at this time.

                                  PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None

                                   DRUCKER INDUSTRIES, INC.
                                 (A Development Stage Company)


                                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DRUCKER INDUSTRIES, INC.



Date:                                  /s/Ernest Cheung
                                       ------------------------
                                       Ernest Cheung, Secretary