Form 10QSB
period 1999-09-30
DRUCKER INDUSTRIES INC
filed 1999-12-15
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                               CIK NO.: 0001042053


For Quarter Ended                                       Commission File Number
September 30, 1999                                                    0-29670


                            DRUCKER INDUSTRIES, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                           N/A
         ---------                                          ------------
         (State of incorporation)                           (I.R.S. Employer
                                                            Identification No.)

            #1-1035 Richards Street, Vancouver, B.C. Canada V6B 3E4
        ---------------------------------------------------------------
             (Address of principal executive offices) (Postal Code)


Registrant's telephone number, including area code:  (604) 681-4421
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

                                    Yes         No   X
                                       ----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       32,476,250 as of September 30, 1999

ITEM 1.  Financial Statements



                            DRUCKER INDUSTRIES, INC.

                         (An Exploration Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

                            (Stated in U.S. dollars)

                            (Unaudited - See Note 1)


                                              SEE ACCOMPANYING NOTES
                                             DRUCKER INDUSTRIES, INC.
                                          (An Exploration Stage Company)
                                            CONSOLIDATED BALANCE SHEETS
                                     September 30, 1999 and December 31, 1998
                                             (Stated in U.S. dollars)


                                                     ASSETS                    September 30,        December 31,
                                                                                   1999                 1998
Current
   Cash and term deposits                                                    $      2,898,386     $      2,763,628
   Accrued interest receivable                                                          7,152                5,483
   Prepaid expenses                                                                         -                2,269

                                                                                    2,905,538            2,771,380
Oil and gas projects                                                                  485,406            1,262,106

                                                                             $      3,390,944     $      4,033,486


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current
   Accounts payable and accrued expenses                                     $        142,693     $         47,455

Stockholders' Equity - Note 2
   Common stock $.001 par value, authorized 50,000,000 shares:
    32,476,250 shares issued and outstanding                                           32,115               32,115
   Additional paid-in capital                                                       6,306,803            6,306,803
Deficit accumulated during the exploration stages                               (   3,090,667)       (   2,352,887)

                                                                                    3,248,251            3,986,031

                                                                             $      3,391,144     $      4,033,486




                                                      SEE ACCOMPANYING NOTES


                                                     DRUCKER INDUSTRIES, INC.
                                                   (A Exploration Stage Company)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                              For the three and nine month periods ended September 30, 1999 and 1998 and January 1, 1997 (Date of Inception of Exploration Stage) to September 30, 1999
                                                     (Stated in U.S. dollars)
                                                     (Unaudited - See Note 1)

                                                                                                     January 1, 1997
                                                                                                     (Date of Incep-
                                                                                                     tion of Explora-
                                           Three months ended              Nine months ended          tion Stage) to
                                               Sept. 30,                       Sept. 30,                Sept. 30,
                                          1999           1998            1999            1998              1999
                                          ----           ----            ----            ----              ----
General and administrative
 Expenses-Schedule 1                 $       32,426 $       27,274  $      138,492  $      130,774  $      568,463

Dry hole expenses-Schedule 2                      -              -               -               -         147,281

Exploration expenses-Schedule 3             406,964        211,600         704,737         211,600       1,554,025

Loss before the following:              (   439,390)   (   238,874)    (   843,229)    (   342,374)    ( 2,269,769)

Interest income                              37,961         11,213         105,449         112,723         465,740

Net loss                             $  (   401,429)$  (   227,661) $  (   737,780) $  (   229,651) $ ( 1,804,029)

Net loss per share                   $  (     0.01) $  (     0.01)  $  (     0.02)  $  (     0.01)

Weighted average shares
 outstanding                             32,476,250     32,476,250      32,476,250      32,476,250



                                                      SEE ACCOMPANYING NOTES


                                                     DRUCKER INDUSTRIES, INC.
                                                   (A Exploration Stage Company)
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          for the nine months ended September 30, 1996, 1997, 1998 and 1999 and years ended December 31, 1990 to
                                                       December 31, 1998 and
                                    February 4, 1971 (Date of Inception) to September 30, 1999
                                                     (Stated in U.S. dollars)
                                                     (Unaudited - See Note 1)


                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                              Additional   During the
                                                                        Common Stock           Paid-in      Explora-
                                                                  Shares           Amount      Capital     tion Stage      Total
Shares issued to acquire Monetary Metals, Inc.                       675,000  $       675   $  (    675)              $          -
Shares issued to acquire net assets of Drucker
     Sound Design Corporation                                      2,700,000        2,700        65,046                     67,746
Net loss from inception to December 31, 1989                                                               $(  8,115)     (  8,115)
Net loss for year ended December  31, 1990                                                                  (144,333)     (144,333)
Five for one forward split of outstanding shares                  13,500,000       13,500      ( 13,500)                         -
Funds contributed by stockholder                                                                124,196                    124,196
Sale of units for cash, September 1991                             1,050,000        1,050       103,950                    105,000
Sale of units for cash, December 1991                                750,000          750        74,250                     75,000
Shares issued to settle debts                                         52,500           53         5,197     (  5,250)            -
Shares issued to directors as compensation                           450,000          450        44,550     ( 45,000)            -
Correct funds contributed to stockholders                                                      ( 24,990)                  ( 24,990)
Interest on note payable                                                                                    (  7,370)     (  7,370)
Net loss for year ended December 31, 1991                                                                   ( 38,417)     ( 38,417)
Balance, December 31, 1991, as previously reported                19,177,500       19,178       378,024     (248,485)      148,717
Adjustments to previously reported amounts:
   Fiscal agent fees                                                                           ( 18,000)    (  7,300)     ( 25,300)

Balance, December 31, 1991, as restated                           19,177,500       19,178       360,024     (255,785)      123,417

Sale of common stock, March 1992                                     700,000          700        69,300                     70,000
Sale of common stock, September 1992                                 500,000          500        54,500                     55,000
Net loss for year ended December 31, 1992                                                                   ( 78,078)     ( 78,078)

Balance, December 31, 1992, as previously reported                20,377,500       20,378       483,824     (333,863)      170,339





                                                     DRUCKER INDUSTRIES, INC.
                                                   (A Exploration Stage Company)
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          for the nine months ended September 30, 1996, 1997, 1998 and 1999 and years ended
                                            December 31, 1990 to December 31, 1998 and
                                    February 4, 1971 (Date of Inception) to September 30, 1999
                                                     (Stated in U.S. dollars)
                                                     (Unaudited - See Note 1)


                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                               Additional   During the
                                                                       Common Stock             Paid-in      Explora-
                                                                  Shares           Amount       Capital     tion Stage      Total

Balance Forward, December 31, 1992, as previously reported        20,377,500       20,378       483,824     (333,863)      170,339
Adjustments to previously reported amounts:
   Fiscal agent fees                                                                           ( 12,500)    ( 20,600)   (   33,100)

Balance, December 31, 1992, as restated                           20,377,500       20,378       471,324     (354,463)      137,239

Net loss for the year ended December 31, 1993                                                               (134,081)     (134,081)

Balance, December 31, 1993                                        20,377,500       20,378       471,324     (488,544)        3,158

Adjustment to previously reported amounts:
   Fiscal agent fees                                                                                        ( 27,280)     ( 27,280)

Balance, December 31, 1993, as restated                           20,377,500       20,378       471,324     (515,824)     ( 24,122)

Sale of common stock, July, 1994                                     200,000          200        29,800                     30,000

Fiscal agent fees                                                                              (  3,000)                  (  3,000)

Net loss for the year ended December 31, 1994                                                               (563,546)     (563,546)

Balance, December 31, 1994                                        20,577,500       20,578       498,124   (1,079,370)     (560,668)

Shares issued to settle debts                                      5,976,683        5,977       596,739                    602,716
Net loss for the year ended December 31, 1995                                                             (   79,455)     ( 79,455)

Balance, December 31, 1995                                        26,554,183       26,555     1,094,863   (1,158,825)     ( 37,407)



                                                      SEE ACCOMPANYING NOTES



                                                      DRUCKER INDUSTRIES, INC.
                                                   (A Exploration Stage Company)
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          for the nine months ended September 30, 1996, 1997, 1998 and 1999 and years ended December 31, 1990 to December 31, 1998 and February 4, 1971 (Date of Inception) to September 30, 1999
                                                     (Stated in U.S. dollars)
                                                     (Unaudited - See Note 1)

                                                                                                            Deficit
                                                                                                          Accumulated
                                                                                              Additional   During the
                                                                        Common Stock          Paid-in       Explora-
                                                                  Shares           Amount     Capital      tion Stage        Total
Balance Forward, December 31, 1995                                26,554,183       26,555     1,094,863   (1,158,825)     ( 37,407)

Net income  for the nine months ended September 30, 1996                                                          20            20

Balance, September 30, 1996                                       26,554,183       26,555     1,094,863   (1,158,805)     ( 37,387)
Shares issued to settle debts                                        380,002          380        37,620                     38,000

Net loss for the three months ended December 31, 1996                                                     (    3,138)     (  3,138)

Balance, December 31, 1996                                        26,934,185       26,935     1,132,483   (1,161,943)     (  2,525)
Sale of units for cash, May, 1997                                  5,179,500        5,180     5,174,320                  5,179,500
Shares issued for finders' fee                                       362,565                                                     -
Net loss for the nine months ended September 30, 1997                                                     (  42,986)     ( 42,986)

Balance, September 30, 1997                                       32,476,250       32,115     6,306,803   (1,204,929)    5,133,989

Net loss for the three months ended December 31, 1997                                                     (  506,828)  (   506,828)

Balance, December 31, 1997                                        32,476,250       32,115     6,306,803   (1,711,757)    4,627,161
Net loss for the nine months ended September 30, 1998                                                     (  229,651)    ( 229,651)

Balance, September 30, 1998                                       32,476,250       32,115     6,306,803   (1,941,408)    4,397,510
Net loss for the three months ended December 31, 1998                                                     (  411,479)     (411,479)

Balance, December 31, 1998                                        32,476,250       32,115     6,306,803   (2,352,887)    3,986,031
Net loss for the nine months ended September 30, 1999                                                     (  737,780)     (737,780)

Balance, September 30, 1999                                       32,476,250       32,115     6,306,803   (3,090,667)    3,248,251



                                                      SEE ACCOMPANYING NOTES



                                                     DRUCKER INDUSTRIES, INC.
                                                   (A Exploration Stage Company)
                                               CONSOLIDATED STATEMENTS OF CASH FLOW
                                      for the nine months ended September 30, 1999 and 1998
                          and January 1, 1997 (Date of Inception of Exploration Stage) to September 30, 1999
                                                     (Stated in U.S. dollars)
                                                (Unaudited - See Notice to Reader)

                                                                                                 January 1, 1997
                                                                                                    (Date of
                                                                                                  Inception of
                                                                                                   Exploration
                                                                                                     Stage)
                                                                Nine months ended Sept. 30,       to Sept. 30,
                                                                   1999              1998             1999
Cash flow from operating activities:
   Net loss for the period                                   $ (    737,780)   $ (    229,651)  $ (  1,928,724)
   Add item not involving cash:
     Capital assets written-off                                           -                 -           40,288
     Write-off of advances                                                -                 -           31,285

                                                               (    737,780)     (    229,651)    (  1,857,151)
   Adjustments to reconcile net loss to net cash used
    in operations
     Advances receivable                                                  -           250,709                -
     Accrued interest receivable                               (      1,669)     (      1,621)    (      7,152)
     Prepaid expenses                                                 2,269                 -                -
     Accounts payable and accrued expenses                           95,238      (     75,508)         140,168
     Advance payable                                                      -      (     50,812)               -

Net cash used in operating activities                          (    641,942)     (    106,883)    (  1,724,135)

Cash flows used in investing activities
   Oil and gas projects costs                                       776,700      (    352,000)    (    506,177)

Cash flow from financing activities:
   Proceeds from sale of common stock                                     -                 -        5,179,500
   Advance payable                                                        -                 -     (     50,802)

                                                                          -                 -        5,128,698

Net increase (decrease) in cash                                     134,758      (    458,883)       2,898,386
Cash and term deposits, beginning of period                       2,763,628         3,238,576                -

Cash and term deposits, end of period                        $    2,898,386    $    2,779,693   $    2,898,386




                                                      SEE ACCOMPANYING NOTES



                                                                                                         Schedule 1

                                                     DRUCKER INDUSTRIES, INC.
                                                  (An Exploration Stage Company)
                                          SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
                              for the three and nine month periods ended September 30, 1998 and 1997 and January 1, 1997 (Date of Inception of Exploration Stage) to September 30, 1999
                                                      (Stated in US Dollars)
                                                     (Unaudited - See Note 1)


                                                                                                          January 1, 1997
                                                                                                          (Date of Incep-
                                                                                                         tion of Explora-
                                                                                                            tion Stage)
                                      Three months ended Sept. 30,       Nine months ended Sept. 30,       to Sept. 30,
                                         1999             1998              1999              1998             1999
Accounting and audit                $       1,824    $       1,995     $      39,481     $      42,642    $      93,671
Advances written-off                            -                -                 -                 -           24,061
Consulting fee                             10,763           10,749            43,537            30,911          114,010
Foreign exchange (gain) loss                  662              418             1,213             2,614            1,546
Interest and bank charges                   1,095              226             1,707               528            2,732
Investor relations                          9,611            3,938            21,028             6,852           77,551
Legal                                           -            1,072                66             7,211           71,965
Office and general                          5,726            4,252            18,290            26,657           94,823
Rent                                        2,010            1,906             6,049             6,063           21,445
Transfer agent                                425              265             1,074             2,027            3,792
Travel                                        310            2,453             6,047             5,269           62,867

                                    $      32,426    $      27,274     $     138,492     $     130,774    $     568,463



                                                      SEE ACCOMPANYING NOTES



                                                                                                         Schedule 2
                                                     DRUCKER INDUSTRIES, INC.
                                                  (An Exploration Stage Company)
                                                   SCHEDULE OF DRY HOLE EXPENSES
                              for the three and nine month periods ended September 30, 1999 and 1998 and January 1, 1997 (Date of Inception of Exploration Stage) to September 30, 1999
                                                      (Stated in US Dollars)
                                                     (Unaudited - See Note 1)


                                                                                                          January 1, 1997
                                                                                                          (Date of Incpe-
                                                                                                         tion of Explora-
                                                                                                            tion Stage)
                                      Three months ended Sept. 30,       Nine months ended Sept. 30,       to Sept. 30,
Fuxian Concession                        1999             1998              1999              1998             1999
-----------------                        ----             ----              ----              ----             ----
Administration                     $            -   $            -    $            -    $            -   $        3,484
Amortization                                    -                -                 -                 -            2,827
Audit                                           -                -                 -                 -            1,875
Consulting                                      -                -                 -                 -           10,875
Entertainment                                   -                -                 -                 -            2,347
Office supplies                                 -                -                 -                 -              582
Other                                           -                -                 -                 -            4,454
Surveying                                       -                -                 -                 -          105,625
Travel                                          -                -                 -                 -           14,713
Wages and benefits                              -                -                 -                 -              499

                                   $            -   $            -    $            -    $            -   $      147,281




                                                      SEE ACCOMPANYING NOTES




                                                                                        Schedule 3
                                                     DRUCKER INDUSTRIES, INC.
                                                  (An Exploration Stage Company)
                                           CONSOLIDATED SCHEDULE OF EXPLORATION EXPENSES
                                 for the three and nine months ended September 30, 1999 and 1998 and January 1, 1997 (Date of Inception of Exploration Stage) to September 30, 1999
                                                      (Stated in US Dollars)
                                                     (Unaudited - See Note 1)


                                                                                                          January 1, 1997
                                                                                                          (Date of Incep-
                                                                                                         tion of Explora-
                                                                                                            tion Stage)
                                      Three months ended Sept. 30,       Nine months ended Sept. 30,       to Sept. 30,
                                         1999             1998              1999              1998             1999
Administration                     $        8,559   $       31,600    $       44,845    $       31,600   $       91,547
Amortization                                    -                -                 -                 -           18,042
Audit                                           -                -                 -                 -            7,371
Capital assets written-off                      -           13,800                 -            13,800           31,170
Consumables                                     -                -           111,119                 -          141,191
Drilling                                  368,821            2,000           409,841             2,000          410,261
Entertainment                                   -                -                 -                 -           12,221
Geological/Geophysical                          -           20,400            83,386            20,400          248,326
Insurance                                       -                -                 -                 -            2,645
Mine clearance                                  -            9,800                 -             9,800                -
Office Supplies                                 -                -                 -                 -            5,754
Other                                           -                -                 -                 -            6,309
Overhead                                   29,584                -            55,546                 -           47,062
Rental                                          -                -                 -                 -            8,826
Repairs and maintenance                         -                -                 -                 -            2,612
Surveying and testing                           -          134,000                 -           134,000          399,957
Telephone                                       -                -                 -                 -            5,942
Travel                                          -                -                 -                 -           52,673
Wages and benefits                              -                -                 -                 -           63,296
Interest income                                 -                -                 -                 -     (      7,614)
Other income                                    -                -                 -                 -     (      3,566)

                                   $      406,964   $      211,600    $      704,737    $      211,600   $    1,544,025



                                                      SEE ACCOMPANYING NOTES

                            DRUCKER INDUSTRIES, INC.
                         (An Exploration Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                            (Stated in U.S. dollars)
                            (Unaudited - See Note 1)


Note 1        Interim Reporting
              -----------------

              These consolidated financial statements have not been audited or reviewed and have been prepared on a compilation basis only. Readers are cautioned that these statements may not be appropriate for their purposes.

              While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 1998 annual financial statements.

Note 2        Common Stock
              ------------

              Commitment

              Share Purchase Warrants

              At September 30, 1999, 5,179,500 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the company at $0.40 per unit until the earlier of March 31, 2000 and the 90th day after the day on which the weighted average trading price of the company's shares exceed $0.90 per share for 10 consecutive trading days. Each unit consists of one common share of the company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrant.

Note 3        Uncertainty Due to the Year 2000 Issue
              --------------------------------------

              The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

ITEM 2. MANAGEMENTS  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The Company has continued its drilling participation in its Egypt venture. The Company has participated in a successful discovery well and a successful step out well in the quarter. One well was abandoned as a dry hole. The Company did not have any revenues from operations through September 30, 1999.

RESULTS OF OPERATIONS FOR NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------

The Company had no operating revenues during the period. The Company incurred $843,229 in operating and exploration expenses in 1999 compared to $342,374 in the period in 1998. The primary increase in expenses resulted from the increase in exploration costs to $704,737 in 1999 compared to $211,600 in the period in 1998. The Company had interest income of $105,449 in 1999 compared to $112,723 in the period in 1998. The net loss for the nine month period was ($737,780) in 1999 and ($229,651) in 1998. The net loss per share was ($.02) in 1999 compared to ($.01) in 1998.

RESULTS OF OPERATIONS FOR QUARTER ENDED  SEPTEMBER 30, 1999 COMPARED TO THE SAME
--------------------------------------------------------------------------------
PERIOD IN 1998
--------------

The Company had no operating revenues during the period. The company incurred $439,390 in operating and exploration expenses in the period in 1999 compared to $238,874 in 1998. The increase was directly related to exploration expenditures in 1999 of $406,964 compared to $211,600 in the period in 1998. The Company had interest income of $37,961 in the period in 1999 compared to $11,213 in 1998. The net loss for the period in 1999 was ($401,429) compared to ($227,661) for the period in 1998. The loss per share was less than ($.01) per share in the period in 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1999, the Company had $2,898,386 in cash and had $485,406 invested in oil exploration projects which was illiquid. The Company had $142,693 in current liabilities at September 30, 1999. If the Company's expenses related to drilling participation continue at the current pace, the Company may have cash to last only six to nine months. The Company has no other capital resources other than stock and warrant from which to achieve capital raising.


                           PART II - OTHER INFORMATION
                          -----------------------------

ITEM 1.     LEGAL PROCEEDINGS
-----------------------------

            None

ITEM 2.     CHANGES IN SECURITIES
---------------------------------

            None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES
------------------------------------------

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

            None

ITEM 5.     OTHER INFORMATION
-----------------------------

Egypt Exploration

            The Hana-2 appraisal well has been successfully drilled to a total depth of 5,459 feet and cased as a Miocene Kareen Sand oil well. This well was drilled as a step-out to the Hana-1 oil discovery on the West Gharib Block, Egypt earlier this summer.

            The top of the pay zone was encountered 73 feet higher than in the Hana-1 well, and the entire Kareen (Upper Markha Member) is oil bearing with an estimated 76 feet of net pay (21% porosity) over a gross interval of 146 feet. The well is currently being completed and will undergo extensive testing to determine productivity and reservoir characteristics. By comparison, the Hana-1 well encountered an estimated 60 feet of net pay and produced at a rate of 568 barrels of oil per day (25.8 degrees PI) from only 20 feet of perforations at the top of the pay interval. The higher structural position and thicker contiguous pay section of the Hana-2 well enhances the interpretive scope and size of the Hana oil Field. The Joint Venture is planning additional development drilling. The West Gharib Egypt Concession covers a total area of 2530 square kilometers and is located near several producing oil fields.

            Drucker Petroleum, Inc., a wholly owned subsidiary of Drucker Industries, Inc., holds 20% interest. Tanganykia Oil Company Ltd., through its wholly owned subsidiary Dublin International Petroleum (Egypt) Limited, is the operator of the West Gharib block holding a 50% interest, and GHP Exploration (West Gharib) Ltd., a wholly owned subsidiary of TransAtlantic Petroleum (USA) Corp. holds the remaining 30% interest.

            The Egyptian General Petroleum Corporation has granted "commerciality" status and approved a "Development Plan" for the Hana oil discovery on the West Gharib Block, onshore Gulf of Suez, Egypt. With this approval, production operations will be initiated immediately through temporary facilities. Crude oil produced from the Hana-1 and Hana-2 wells is expected to average 4,000 barrels per day and will be trucked some 15 kilometres to the Bakr South shipping terminal, operated by the General Petroleum Corporation. Permanent storage/process facilities and an 8 inch, 11 kilometre pipeline designed to handle over 20,000 barrels of oil per day, are expected to be commissioned by May, 2000. The EDC rig No. 17 has contracted to drill 3 additional development wells commencing in early January, 2000. Additional producers and pressure maintenance injection wells are planned for later in the first half of next year.

            Exploration   activities   will  be  augmented   with  an  extensive
geophysical program encompassing 310 square kilometres of 3D seismic, to commence before year-end, 1999. Subsequent drilling is planned for the second half of next year in the West Gharib Concession which covers an area of 2530 sq. km.

Algeria Interest

            The Company has a 2.5% interest in the Semhari East-1 oil exploration well on the Hassi Bir Rekaiz concession in Algeria. The well has spudded on Nov. 8, 1999 and will be drilled to total depth of approximately 3,800 metres, targeting the Triassic and Ordovician reservoirs, the most prolific reservoirs in the region. Drilling to date has reached a depth of 1800
m. The Hassi Bir Rekaiz oil concession covers 788,000 acres (3,192 sq. km) in the northern portion of the prolific Ghadames basin in northern Algeria where major oil reserves in excess of 4 billion barrels have recently been discovered by Agip, Burlington, Cepsa, BHP and Anadarko, whose El Merk North discovery is reported to contain over 1 billion barrels of oil in place. The flow rate on their discovery well was repeated in excess of 21,000 barrels per day.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

   a.  SK#           Exhibit

       10.1     Concession Agreement for Egypt

       27       Financial Data Schedule

   b.  Reports on Form 8-K

            None.

                            DRUCKER INDUSTRIES, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               DRUCKER INDUSTRIES, INC.


                                               /s/ Ernest Cheung
Date:  December 15, 1999                       ---------------------------------
                                               Ernest Cheung, Secretary