Form 10QSB/A
period 1999-09-30
DRUCKER INDUSTRIES INC
filed 1999-12-16
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10QSB/A


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
                                               Ernest Cheung, Secretary

                                  EXHIBIT 10.1

                              CONCESSION AGREEMENT

                            CONCESSION AGREEMENT FOR

                                    PETROLEUM

                          EXPLORATION AND EXPLOITATION

                                     BETWEEN

                           THE ARAB REPUBLIC OF EGYPT

                                       AND

                         THE EGYPTIAN GENERAL PETROLEUM
                                   CORPORATION

                                       AND

                 DUBLIN INTERNATIONAL PETROLEUM (EGYPT) LIMITED

                                       AND

                           TANGANYIKA OIL COMPANY LTD.

                                       IN

                                WEST GHARIB AREA


                                 EASTERN DESERT



                                     A.R.E.

                                      INDEX

ARTICLE                    TITLE                                    PAGE

I                        Definitions                                  2

II                       Annexes to the Agreement                     6

III                      Grant of Rights and Term                     8

IV                       Work Program and Expenditures               18
                         During Exploration Period

V                        Mandatory and Voluntary Relinquishments     25

VI                       Operations After Commercial Discovery       27

VII                      Recovery of Costs and Expenses and          30
                         Production Sharing

VIII                     Title to Assets                             50

IX                       Bonuses                                     51

X                        Office and Service of Notices               52

XI                       Saving of Petroleum and Prevention          53
                         of Loss

XII                      Customs Exemptions                          54

XIII                     Books of Account: Accounting and Payments   57

XIV                      Records, Reports and Inspection             58

XV                       Responsibility for Damages                  60

XVI                      Privileges of Government Representatives    60

XVII                     Employment Rights and Training of Arab      61
                         Republic of Egypt Personnel

                                      INDEX

ARTICLE                 TITLE                                    PAGE


XVIII                   Laws and Regulations                      63

XIX                     Stabilization                             64

XX                      Right of Requisition                      65

XXI                     Assignment                                66

XXII                    Breach of Agreement and Power to Cancel   67

XXIII                   Force Majeure                             69

XXIV                    Disputes and Arbitration                  70

XXV                     Status of Parties                         72

XXVI                    Local Contractors and Locally             73
                        Manufactured Material

XXVII                   Arabic Text                               73

XXVIII                  General                                   74

XXIX                    Approval of the GOVERNMENT                74


                       ANNEXES TO THE CONCESSION AGREEMENT

Annex                   "A"   Boundary Description of the Concession Area    75

Annex                   "B"   Illustrative Map showing Area covered          78

Annex                   "C"   Letter of Guaranty                             79

Annex                   "D"   Charter of Operating Company                   81

Annex                   "E"   Accounting Procedure                           86

Annex                   "F"   Map of the National Gas Pipeline Grid         104
                        System

                       CONCESSION AGREEMENT FOR PETROLEUM
                          EXPLORATION AND EXPLOITATION
                                     BETWEEN
                           THE ARAB REPUBLIC OF EGYPT
                                       AND
                   THE EGYPTIAN GENERAL PETROLEUM CORPORATION
                                       AND
                 DUBLIN INTERNATIONAL PETROLEUM (EGYPT) LIMITED
                                       AND
                           TANGANYIKA OIL COMPANY LTD.
                                       IN
                                WEST GHARIB AREA
                                 EASTERN DESERT
                                     A.R.E.


This Agreement made and entered on this______ , of _____ 199 , the ARAB REPUBLIC OF EGYPT (hereinafter referred "A.R.E." or as the "GOVERNMENT"), the EGYPTIAN GENERAL PETROLEUM CORPORATION, a legal entity created by Law No. 167 of 1958 as amended (hereinafter referred to as "EGPC") and DUBLIN INTERNATIONAL PETROLEUM (EGYPT) LIMITED., a company organized and existing under the laws of the REPUBLIC OF IRELAND, (hereinafter referred to as "DUBLIN") and TANGANYIKA OIL COMPANY LTD., a company organized and existing under the laws of the Province of British Columbia - CANADA. (hereinafter referred to as "TANGANYIKA") (DUBLIN and TANGANYIKA shall be hereinafter referred to collectively as "CONTRACTOR" and individually as "CONTRACTOR MEMBER".

WITNESSETH

WHEREAS, all minerals including petroleum, existing in mines and quarries in A.R.E., including the territorial waters, and in the subject to its jurisdiction and extending beyond the territorial are the property of the State; and

WHEREAS, EGPC has applied for an exclusive concession for the exploration and exploitation of petroleum in and throughout the area referred to in Article 11, and referred to in Article 11, and described in Annex "A" and shown approximately on Annex "B," which are attached hereto and made part hereof (hereinafter referred to as the "Area"); and WHEREAS, "DUBLIN and TANGANYIKA" agree to undertake their obligations provided hereinafter as a CONTRACTOR with respect to the exploration, development and production of petroleum in West Gharib Area in Eastern Desert ; and WHEREAS, the GOVERNMENT desires hereby to grant such Concession; and WHEREAS, the Minister Qf Petroleum pursuant to the provisions of Law No. 86 of 1956, may enter into a concession agreement with EGPC, and with DUBLIN and TANGANYIKA as a contractor in the said Area. NOW, THEREFORE, the parties hereto agree as follows:


                                    ARTICLE I
                                   DEFINITIONS



        (a) "Exploration" shall include such geological, geophysical, aerial and other surveys as may be contained in the approved Work Programs and Budgets, and the drilling of such shot holes, core holes, stratigraphic tests, holes for the discovery of Petroleum or the appraisal of Petroleum discoveries and other related holes and wells, and the purchase or acquisition of such supplies, materials, services and equipment therefor, all as may be contained in the approved Work Programs and Budgets. The verb "explore" means the act of conducting Exploration.



        (b) "Development" shall include, but not be limited to, all the operations and activities pursuant to approved Work Programs and Budgets under this Agreement with respect to:



            (i) the drilling, plugging, deepening, side tracking, redrilling, completing, equipping of development wells, the changing of the status of a well, and

            (ii) design, engineering, construction, installation, servicing and maintenance of equipment, lines, systems facilities, plants and related operations to produce and operate said development wells, taking, saving, treating, handling, storing, transporting and delivering petroleum, repressuring,
                   recycling  and  other  secondary   recovery  projects, and



            (iii) transportation, storage and any other work or activities necessary or ancillary to the activities specified in(i) and
                   (ii).



        (c) "Petroleum" means liquid crude oil of various densities, asphalt, gas, casinghead gas and all other hydrocarbon substances that may be found in, and produced, or otherwise obtained and saved from the Area under this Agreement, and all substances that may be extracted therefrom.



        (d) "Liquid Crude Oil" or "Crude Oil" or "Oil" means any hydrocarbon, produced from the Area which is in a liquid state at the wellhead or lease separators or which is extracted from the gas or casinghead gas in a plant. Such liquid state shall exist at sixty degrees Fahrenheit (60 0F) and atmospheric pressure of 14.65 PSIA. Such term includes distillate and condensate.

        (e) "Gas" means natural gas both associated and non-associated, and all of its constituent elements produced from any well in the Area (other than Liquid Crude Oil) and all non-hydrocarbon substances therein. Said term shall include residual gas, that Gas remaining after removal of LPG.


        (f) "LPG" means liquefied petroleum gas, which is a mixture principally of butane and propane liquefied by pressure and temperature.

        (g) A "Barrel" shall consist of forty-two (42) United States gallons liquid measure, corrected to a temperature of sixty degrees Fahrenheit (60 0F) at atmospheric pressure of 14.65 PSIA.

        (h) (1) "Commercial 0il Well" means the first well on any geological feature which after testing for a period of not more than thirty consecutive days where practical, but in any event in accordance with sound and accepted industry production practices, and verified by EGPC, is found to be capable of producing at the average rate of not less than two thousand
                 (2000) Barrels of oil per day (BOPD). The date of discovery of a "Commercial Oil Well" is the date on which such well is tested and completed according to the above.



             (2) "Commercial Gas Well" means  the first  well on  any geological feature which after testing for a period of not more than thirty (30) consecutive days where practical, but in any event in accordance with sound and accepted industry production practices and verified by EGPC, is found to be capable of producing at the average rate of not less than fifteen million (15,000,000) standard cubic feet of Gas per day (MMSCFD). The date of discovery of a "Commercial Gas Well" is the date on which such well is tested and completed according to the above.

                    (i)A.R.E." means ARAB REPUBLIC OF EGYPT.

        (j) "Effective Date" means the date on which the text of this Agreement is signed by the GOVERNMENT, EGPC and CONTRACTOR, after the relevant Law is issued.

        (k) (1) "Year" means a period of twelve (1.9) months according to the Gregorian Calendar.

             (2) "Calendar Year" means a period of twelve (12) months  according to the Gregorian Calendar being lst January to 31st December.


        (1) "Financial Year" means the GOVERNMENT's financial year according to the laws and regulations of the A.R.E.



        (m) "Tax Year" means the period of twelve (12) months according to the laws and regulations of the A.R.E.

        (n)  An "Affiliated Company" means a company:

             (i) of which the share capital, conferring a majority of votes at stockholders' meetings of such company, is owned directly or indirectly by a party hereto; or

             (ii) which is the owner directly or indirectly of share capital conferring a majority of votes at stockholders' meetings of a party hereto; or

             (iii) of which the share capital conferring a majority of votes  at stockholders' meetings of such company and the share capital conferring a majority of votes at stockholders' meetings of a party hereto are owned directly or indirectly by the same company.

        (o) "Exploration Block" shall mean an area, the corner points of which have to be coincident with three (3) minutes by three(3) minutes latitude and longitude divisions, according to the International Grid System where possible or with the existing boundaries of the Area covered by this Concession Agreement as set out in Annex "A".

        (p) "Development Block" shall mean an area, the corner points of which have to be coincident with one (1) minute by one (1) minute latitude and longitude divisions, according to the International

             Grid System where possible or with the existing boundaries of the Area covered by this Concession Agreement as set out in Annex "A".

        (q) "Development Lease(s)" shall mean the Development Block or Blocks covering the geological structure capable of production, the corner points of which have to be coincident with one (1) minute by one (1) minute latitude and longitude divisions according to the International Grid System where possible or with the existing boundaries of the Area covered by this Concession Agreement as set out in Annex "A".

        (r) "Agreement" shall mean this Concession Agreement and its Annexes.

        (s) "Gas Sales Agreement" shall mean a written agreement between EGPC and CONTRACTOR (as sellers) and EGPC (as buyer), which contains the terms and conditions for Gas sales from a Development Lease entered into pursuant to Article VII (e).

        (t) "Standard Cubic Foot" (SCF) is the amount of gas necessary to fill one (1) cubic foot of space at atmospheric pressure of 14.65 PSIA at a base temperature of sixty degrees Fahrenheit (60 0 F).


                                   ARTICLE 11

                            ANNEXES TO THE AGREEMENT

Annex "A" is a description of the area covered and affected by this Agreement, hereinafter referred to as the "Area".


Annex "B" is a provisional  illustrative map on the scale of  approximately  1.:
600 000 indicating the Area covered and affected by this Agreement and described in Annex "A".

Annex "C" is the form of a Letter of Guarantee to be submitted by CONTRACTOR to EGPG one (1) day before the time of signature by the Minister of Petroleum of this Agreement, for the sum of five million (5,000,000) U. S. Dollars guaranteeing the execution of CONTRACTOR's minimum Exploration obligations hereunder for the initial three(3) year Exploration period. In case CONTRACTOR extends the initial Exploration Period for two (2) additional periods of three
(3) years and of two (2) years respectively, each in accordance with Article III(b) of this Agreement, similar Letters of Guarantee shall be issued and be submitted by CONTRACTOR on the day the CONTRACTOR exercises its option to extend. The first such Letter of Guarantee shall be for the sum of four million (4,000,000) U.S. Dollars and the second such Letter of Guarantee shall be for the sum of four million and five hundred thousand (4,500,000) U.S. Dollars less in both instances any excess expenditure of the preceding Exploration period permitted for carry forward in accordance with Article IV (b) third paragraph of this Agreement. Each of' the three Letters of Guarantee shall remain effective for six (6) months after t he end of the Exploration period for which it has been issued except as it may be released prior to that time in accordance with the terms thereof.

Annex "D" is the form of a Charter of the Operating Company to be formed as provided for in Article VI.

Annex "E" is the Accounting Procedure.

Annex "F" is a current map of the National Gas Pipeline Grid System established by the Government. The point of delivery for gas shall be agreed upon by EGPC and CONTRACTOR under a Gas Sales Agreement, which point of delivery shall be located at the flange connecting the development lease pipeline to the nearest point on the National Gas pipeline Grid System as depicted in this Annex "F" or as otherwise agreed upon between EGPC and CONTRACTOR .

Annexes "A", "B", "C", "D", "E" and "F" to this Agreement are hereby made part hereof, and they shall be considered as having equal force and effect with the provisions of this Agreement.



                                   ARTICLE III

                            GRANT OF RIGHTS AND TERM

The GOVERNMENT hereby grants EGPC and CONTRACTOR subject to the terms, covenants and conditions set out in this Agreement, which insofar as they are contrary to, or inconsistent with any provisions of Law No. 66 of 1953, as amended, shall have the force of Law, an exclusive concession in and to the Area described in Annexes "A" and "B".

(a) The GOVERNMENT shall own and be entitled, as hereinafter provided to a royalty in cash or in kind of ten percent (10%) of the total quantity of Petroleum produced and saved from the Area during the development period including renewal. Said royalty shall be borne and paid by EGPC and shall not be the obligation of CONTRACTOR. The payment of royalties by EGPC shall not be deemed to result in income attributable to the CONTRACTOR.


(b) An initial Exploration Period of three (3) years shall start from the Effective Date. Two (2) successive extensions to the initial Exploration period of three (3) years and two (2) years respectively, shall be granted to CONTRACTOR at its option, upon not less than thirty
         (30) days prior written notice to EGPC, such notice to be given not later than the end of the then current period, as may be extended pursuant to the provisions of Article V (a), and subject only to its having fulfilled its obligations hereunder for that period. This Agreement shall be terminated if neither a Commercial Oil Discovery nor a Commercial Gas Discoverv is established by the end of the eighth
         (8th) year of the Exploration period, as may be extended pursuant to to Article V(a). The election by EGPC to undertake a sole risk venture under paragraph (c) below shall not extend the Exploration Period nor affect the termination of this Agreement as to CONTRACTOR.

(c) Commercial Discovery:

         (i) A Commercial Discovery -whether of Oil or Gas -may consist of one producing reservoir or a group of producing reservoirs which is worthy of being developed commercially. After discovery of a Commercial Oil or Gas Well CONTRACTOR shall, unless otherwise agreed upon with EGPC, undertake as part of its Exploration program the appraisal of the discovery by drilling one or more appraisal wells, to determine whether such discovery is worthy of being developed commercially, taking into consideration the recoverable reserves, production, pipelines and terminal facilities required, estimated Petroleum prices, and all other relevant technical and economic factors.


         (ii)  The  provisions   laid   down   herein  postulate   the unity and
               indivisibility of  the  concepts of   Commercial   Discovery  and
               Development Lease. They shall apply uniformly to Oil and Gas unless otherwise specified.


         (iii) CONTRACTOR shall give notice of a Commercial Discovery to EGPC immediately after the discovery is considered by CONTRACTOR to be worthy of commercial development but in any event with respect to a Commercial Oil Well not later than thirty (30) days following the completion of the second appraisal well or twelve
               (12) months following the date of the discovery of the Commercial Oil Well, whichever is earlier or with respect to a Commercial Gas Well not later than twenty four (24) months following the date of the discovery of the Commercial Gas Well (unless EGPC agrees reservoirs even if the well or wells thereon are not "Commercial" within the definition of the "Commercial Well" if, in its opinion, a reservoir or a group of reservoirs, considered collectively, could be worthy of commercial development.

               CONTRACTOR may also give a notice of a Commercial oil Discovery in the event it wishes to undertake a gas recycling project.

               A notice of Commercial Gas Discovery shall contain all detailed particulars of the discovery and especially the area of Gas reserves, the estimated production potential and profile and field life.

               Within sixty (60) days following receipt of a notice of a Commercial Oil or Gas Discovery, EGPC and CONTRACTOR shall meet and review all appropriate data with a view to mutually agreeing upon the existence of a Commercial Discovery. The date of Commercial Discovery shall be the date EGPC and CONTRACTOR jointly agree in writing that a Commercial Discovery exists.

         (iv) If Crude Oil is discovered but is not deemed by CONTRACTOR to be a Commercial 0il Discovery under the above provisions of this paragraph (c), EGPC shall one (1) month after the expiration of the period specified above within which CONTRACTOR can give notice of a Commercial Oil Discovery, or thirteen 13 months after the completion of a well not considered to be a "Commercial Oil Well", have the right, following sixty (60) days notice in writing to CONTRACTOR, at its sole cost, risk and expense, to develop, produce and dispose of all Crude Oil from the geological feature on which the well has been drilled. Said notice shall state the specific area covering said geological feature to be developed, the wells to be drilled, the production facilities to be installed and EGPC's estimated cost thereof. Within thirty (30) days after receipt of said notice CONTRACTOR may, in writing, elect to develop such area as provided for in the case of Commercial Discovery hereunder. In such event all terms of this Agreement shall continue to apply to the specified area.


              If CONTRACTOR elects not to develop such area, the specific area covering said geological feature shall be set aside for sole risk operations by EGPC, such area to be mutually agreed upon by EGPC and CONTRACTOR on the basis of good petroleum industry practice. EGPC shall be entitled to perform or in the event Operating Company has come into existence, to have Operating Company perform such operations for the account of EGPC and at EGPC's sole cost, risk and expense. When EGPC has recovered from the Crude Oil produced from such specific area a quantity of Crude Oil equal in value to three hundred percent (300%) of the cost it has incurred in carrying out the sole risk operations, CONTRACTOR shall have the option, only in the event there has been a separate Commercial Oil Discovery, elsewhere within the Area, to share in further development and production of that specific area upon paying EGPC one hundred percent (100%) of such costs incurred by EGPC.

              Such one hundred percent (100%) payment shall not be Recovered by CONTRACTOR. Immediately following such Payment the specific area shall either (i) revert to the status of an ordinary Development Lease under this Agreement and thereafter shall be operated in accordance with the terms hereof; or (ii) alternatively, in the event that at such time EGPC or its Affiliated Company is conducting Development operations in the area at its sole expense and EGPC elects to continue operating, the area shall remain set aside and CONTRACTOR shall only be entitled to its production sharing percentages of the Crude Oil as specified in
              Article VII (b). The sole risk Crude Oil shall be valued in the manner provided in Article VII (c). In the event of any termination of this Agreement under the provisions of Article III (b), this Agreement shall, however, continue to apply to EGPC's operations of any sole risk venture hereunder, although such Agreement shall have been terminated with respect to CONTRACTOR pursuant to the provisions of Article III (b).

(d) Conversion to a Development Lease:



          (i) Following a Commercial Oil Discovery or a Commercial Gas Discovery the extent of the whole area capable of production to be covered by a Development Lease shall be mutually agreed upon by EGPC and CQNTRACTOR and be subject to the approval of the
                Minister  of   Petroleum.   Such  area  shall  be  converted
                automatically into a Development Lease without the issue of any additional legal instrument or permission.

          (ii) Following the conversion of an area to a Development Lease based on a Commercial Gas Discovery (or upon the discovery of Gas in a Development Lease granted following a Commercial Oil Discovery), EGPC shall endeavor with diligence to find adequate local markets capable of absorbing the production of Gas and shall advise CONTRACTOR of the potential outlets for such Gas, and the expected annual schedule of demand. Thereafter, EGPC and CONTRACTOR sha11 meet with a view to assessing whether the outlets for such Gas and other relevant factors warrant the development and production of the Gas and in case of agreement the Gas thus made available shall be disoosed of to EGPC under a long-term Gas Sales Agreement in accordance with and subject to the condition set forth in Article VII.



          (iii) The Development period of each Development Lease shall be as follows:



                (aa) In respect of a Commercial Oil  Discovery,  twenty (20)
                     years from the date of such Commercial Discovery plus the Optional Extension Period (as defined below) provided that, in the event that, subsequent to the conversion of a Commercial Oil Discovery into a Development Lease, Gas is discovered in the same Development Lease and is used or is capable of being used locally or for export hereunder, the period of the Development Lease shall be extended only with respect to such Gas, LPG extracted from such Gas and Crude Oil in the form of condensate produced with such Gas for twenty (20) years from the date of first deliveries of Gas locally or for export plus the Optional Extension Period (as defined below) provided that the duration of such Development Lease based on a Commercial Oil Discovery may not be extended beyond thirty-five (35) years from the date of such Commercial Oil Discovery, wise agreed upon between EGPC and CONTRACTOR and subject to the approval of the Minister of Petroleum.

                     CONTRACTOR shall immediately notify EGPC of any Gas Discovery but shall not be required to apply for a new Development Lease in respect of such Gas.

                (bb) In respect of a Commercial Gas Discovery, twenty (20) years from the date of first deliveries of Gas locally or for export plus the Optional Extension Period (as defined below) provided that, if subsequent to the conversion of a Commercial Gas Discovery into a Development Lease, Crude Oil is discovered in the same Development Lease, CONTRACTOR's share of such Crude Oil from the Development Lease (except LPG extracted from Gas or Crude Oil in the form of condensate produced with Gas) and. Gas associated with such Crude Oil shall revert entirely to EGPC upon the lapse of twenty (20) years from the date of such Crude Oil Discovery plus the Optional Extension Period (as defined below).


                     Notwithstanding, anything to the contrary under this Agreement, the duration of a Development Lease based on a Commercial Gas Discovery shall in no case exceed thirty-five (35) years from the date of such Commercial Gas Discovery, unless otherwise agreed upon between EGPC and CONTRACTOR and subject to the approval of the Minister of Petroleum.

                     CONTRACTOR shall immediately notify EGPC of any Oil Discovery but shall not be required to apply for a new Development Lease in respect of such Crude Oil. The "Optional Extension Period" shall mean a period of five (5) years which may be elected by CONTRACTOR upon six (6) months written notice to EGPC prior to the expiry of the relevant twenty (20) year period.

(e) Development operations shall upon the issuance of a Development Lease granted following a Commercial Oil Discovery, be started promptly by Operating

Company and be conducted in accordance with good- oil field practices' and accepted petroleum engineering principles, until the field is considered to be fully developed, it being understood that if associated gas is not utilized, EGPC and CONTRACTOR shall negotiate in good faith to determine the best way to avoid impairing the production in the interest of the parties.

In the event no Commercial Production of Oil in regular shipments is established in any Development Block within four (4) years from the -date of the Commercial Oil Discovery, such Development Block shall immediately be relinquished, unless there is a Commercial Gas discovery on the Development Lease. Each Development Block in a Development Lease being partly within the radius of drainage of any producing well in such Development Lease shall be considered as participating in the Commercial Production referred to above.

Development operations in respect of Gas and Crude Oil in the form of condensate or LPG to be produced with or extracted from such Gas shall, upon the signature of a Gas Sales Agreement or commencement of a scheme to dispose of the Gas, whether for export as referred to in Article Vil or otherwise, be started promptly by Operating Company and be conducted in accordance with good gas field practices and accepted petroleum engineering principles and the provisions of such Gas Sales Agreement or scheme. In the event no Commercial Production of Gas is established in accordance ' with such Gas Sales Agreement or scheme, the Development Lease relating to such Gas shall be relinquished, unless otherwise agreed upon by EGPC.

If, upon application by CONTRACTOR it is recognized by EGPC that Crude Oil or Gas is being drained from an Exploration block under this Agreement into a Development Block on an adjoining concession area held by CONTRACTOR, the Block being drained shall be considered as participating in the Commercial Production of the Development Block in question and the Block being drained shall be converted into a Development Lease with the ensuing allocation of costs and production (calculated from the Effective Date or the date such drainage occurs, whichever is later) between the two Concession Areas. The allocation of such costs and production under each Concession Agreement shall be in the same portion that the recoverable reserves in the drained geological structure underlying each Concession Area bears to the total recoverable reserves of such structure underlying both Concession Areas. The production allocated to a concession area shall be priced according to the concession agreement covering that concession area.

(f) CONTRACTOR shall bear and pay all the costs and expenses required in carrying out all the operations under this Agreement but such costs and expenses shall not include any interest on investment. CONTRACTOR shall look only to the Petroleum to which it is entitled under this Agreement to recover such costs and expenses. Such costs and expen ses shall be recoverable as provided in Article
VII. During the term of this Agreement and its renewal, the total production achieved in the conduct of such operations shall be divided between EGPC and CONTRACTOR in accordance with the provisions of Article VII.

(g) (1) Unless otherwise provided, CONTRACTOR shall be subject to Egyptian laws and shall comply with the requirements of such laws with respect to the filing of returns, the assessment of tax, and keeping and showing of books and records.

    (2) CONTRACTOR's annual income for Egyptian income tax purposes under this Agreement shall be an amount calculated as follows:

The total of the sums received by CONTRACTOR from the sale or other disposition of all Petroleum acquired by CONTRACTOR pursuant to Article VII (a) and Article VII (b);


Reduced by:


(i)     The costs and expenses of CONTRACTOR;

(ii) The value as determined according to Article VII (c), of EGPC's share of the Excess Cost Recovery Petroleum repaid to EGPC in cash or in kind, if any,

Plus:



An amount equal to CONTRACTOR's Egyptian income taxes grossed up in the manner shown in Annex E" Article VI.

For purposes of above tax deductions in any Tax Year, Article Vil (a) shall apply only in respect of classification of costs and expenses and rates of amortization, without regard to the percentage limitation referred to in the first paragraph of Article V[] (a) (1). All costs and expenses of CONTRACTOR in conducting the operations under this Agreement which are not controlled by
Article Vil (a) as above qualified shall be deductible in accordance with the provisions of the Egyptian Income Tax Law.

(3) EGPC shall assume, pay and discharge, in the name and on behalf of CONTRACTOR, CONTRACTOR's Egyptian income tax out of EGPC's share of the Petroleum produced and saved and not used in operations under Article Vil. All taxes paid by EGPC in the name and on behalf of CONTRACTOR shall be considered income to CONTRACTOR.

(4) EGPC shall furnish to CONTRACTOR the proper official receipts evidencing the payment of CONTRACTOR's Egyptian income tax for each Tax Year within ninety (90) days following the receipt by EGPC of CONTRACTOR's tax declaration for the preceding Tax Year. Such receipts shall . be issued by the proper Tax Authorities and shall state the amount and other particulars customary for such receipts.



(5) As used herein, Egyptian Income Tax shall be inclusive of all income taxes--payable in the A.R.E. (including tax on tax) such as the tax on income from movable capital and the tax on profits from commerce and industry and inclusive of taxes based on income or profits including all dividends, withholding with respect to shareholders and other taxes imposed by the GOVEFINMENT on the distribution of income or profits by CONTRACTOR.



(6) In calculating its A.R.E. income taxes, EGPC shall be entitled to deduct all royalties paid by EGPC to the GOVERNMENT and CONTRACTOR's Egyptian income taxes paid by EGPC on CONTRACTOR's behalf.



                                   ARTICLE IV


                          WORK PROGRAM AND EXPENDITURES
                            DURING EXPLORATION PERIOD

(a) CONTRACTOR shall commence Exploration operations hereunder not later than six (6) months after the Effective Date with a commitment of reprocessing most of the existing seismic data, acquire and process three hundred (300 km seismic survey and fifty (50) sq. km 3D seismic survey. Not later than the end of the twelfth (12th) month after the Effective Date, CONTRACTOR shall start Exploratory drilling in the Area during the initial Exploration period with a commitment of drilling three (3) wells. EGPC shall make available for CONTRACTOR's use all seismic, wells and other Exploration data in EGPC's possession with respect to the Area as EGPC is entitled to so do.

(b) The initial Exploration period shall be three(3)years. CONTRACTOR may extend this Exploration period for two (2) successive extension periods of three (3) years and two (2) years respectively, in accordance with
        Article  Ill (b),  each of which  upon at least  thirty  (30) days prior written notice to EGPC, subject to its expenditure of its minimum Exploration obligations and of its fulfillment of the drilling obligations hereunder, for the then current period.

        CONTRACTOR shall spend a minimum of five million (5,000,000) U.S. Dollars on Exploration operations and activities related thereto during the initial three (3) year Exploration period; provided that CONTRACTOR shall drill three (3) wells and reprocessing most of the existing seismic data and acquire and process three hundred (300) km. seismic survey and fifty (50) sq. km. 3D seismic survey. For the first three (3) year extension period that CONTRACTOR elects to extend beyond the initial Exploration period, CONTRACTOR shall spend a minimum of four million (4,000,000) U.S. Dollars and acquire and process two hundred
        (200) km seismic survey and fifty (50) sq. km 3D seismic survey and for the second two (2) year extension period that CONTRACTOR elects to extend beyond the three (3) year first extension period, CONTRACTOR shall also spend a minimum of four million and five hundred thousand (4,500,000) U.S. Dollars. During the first and second extension periods that CONTRACTOR elects to extend beyond the initial Exploration period, CONTRACTOR shall drill two (2) wells in the first extension and three
        (3) wells in the second extension. Should CONTRACTOR spend more than the minimum amount required to be expended or drill more wells than the minimum required to be drilled or acquire more seismic survey than the minimum required during the initial three (3) year Exploration period, or during any period thereafter, the excess may be subtracted from the minimum amount of money required to be expended by CONTRACTOR or minimum number of wells required to be drilled or minimum kilometres of seismic survey to be acquired during any succeeding Exploration period (s) as the case may be.

        In case CONTRACTOR surrenders its Exploration rights under this Agreement as set forth above before or at the end of the third (3rd) year of the initial Exploration period, having expended less than the total sum of five million (5,000,000) U.S. Dollars, on Exploration or in the event at the end of the three (3) years of the initial Exploration period, CONTRACTOR has expended less than said sum in the Area, an amount equal to the difference between the said five million (5,000,000) U.S. Dollars and the amount actually spent on Exploration shall be paid by CONTRACTOR to EGPC at the time of surrendering or within three (3) months from the end of the third (3rd) year of the initial Exploration period, as the case may be. Any expenditure deficiency by CONTRACTOR at the end of any additional period for the reasons above noted shall similarly result in a payment by CONTRACTOR to EGPC of such deficiency. Provided this Agreement is still in force as to CONTRACTOR, CONTRACTOR shall be entitled to recover any such payments as Exploration expenditure in the manner provided for under Article VII in the event of Commercial Production.

        Without prejudice to Article III (b), in case no Commercial Oil Discovery is established or no notice of Commercial Gas Discovery is given by the end of the eighth (8th) year, as may be extended pursuant to Article V (a) or in case CONTRACTOR surrenders the Area under this Agreement prior to such time, EGPC shall not bear any of the aforesaid expenses spent by CONTRACTOR.

(c) At least four (4) months prior to the beginning of each Financial Year or at such other times as may mutually be agreed to by EGPC and CONTRACTOR, CONTRACTOR shall prepare an Exploration Work Program and Budget for the Area setting forth the Exploration operations which CONTRACTOR proposes to carry out during the ensuing Year.

         The Exploration Work Program and Budget shall he reviewed by a joint committee to be established by EGPC and CONTRACTOR after the Effective Date of this Agreement. This Committee, hereinafter referred to as the "Exploration Advisory Committee", shall consist of six (6) members, three (3) of whom shall be appointed by EGPC and three (3) by CONTRACTOR. The Chairman of the Exploration Advisory Committee shall be designated by EGPC from tmong the members appointed by it. The Exploration Advisory Committee shall review and give such advice as it deems appropriate with respect to the proposed Work Program and Budget. Following review by the Exploration Advisory Committee, CONTRACTOR shall make such revisions as CONTRACTOR deems appropriate and submit the Exploration Work Program and Budget to EGPC for its approval.

Following such approval, it is further agreed that:

         (i) CONTRACTOR shall not substantially revise or modify said Work Program and Budget nor reduce the approved budgeted expenditure without the approval of EGPC;

         (ii) In the event of emergencies involving danger of loss of lives or property, CONTRACTOR may expend such additional unbudgeted amounts as may be required to alleviate such danger. Such expenditure shall be considered in all aspects as Exploration expenditure and shall be recovered pursuant to the provisions of Article VII.

(d) CONTRACTOR shall advance all necessary funds for all materials, equipment, supplies, personnel administration and operations pursuant to the Exploration Work Program and Budget and EGPC shall not be responsible to bear or repay any of the aforesaid costs.

(e)      CONTRACTOR  shall be responsible for the preparation and performance of
         the   Exploration   Work  Program  which  shall  be  implemented  in  a
         workmanlike manner and consistent with good industry practices.

         Except as is appropriate for the processing of data, specialized laboratory engineering and development studies thereon, to be made in specialized centers outside A.R.E., all geological and geophysical studies as well as any other studies related to the performance of this Agreement, shall be made in the A.R.E.

         CONTRACTOR shall entrust the management of Exploration operations in the A.R.E. to its technically competent General Manager and Deputy General Manager. The names of such Manager and Deputy General Manager shall, upon appointment, be forthwith notified to the GOVERNMENT and to EGPC. The General Manager and, in his absence, the Deputy General Manager shall be entrusted by CONTRACTOR with sufficient powers to carry out immediately all lawful written directions given to them by the GOVERNMENT or its representative under the terms of this Agreement. All lawful regulations issued or hereafter to be issued which are applicable hereunder and not in conflict with this Agreement shall apply to CONTRACTOR.


(f) CONTRACTOR shall supply EGPC, within thirty (30) days from the end of each calendar quarter, with a Statement of Exploration activity showing costs incurred by CONTRACTOR during such quarter. CONTRACTOR's records and necessary supporting documents shall be available for inspection by EGPC at any time during regular working hours for three (3) months from the date of receiving each statement.

         Within the three (3) months from the date of receiving such Statement, EGPC shall advise CONTRACTOR in writing if it considers:

         (1)     that the record of costs is not correct;

         (2) that the costs of goods - or services supplied are not in line with the international market prices for goods or services of similar quality-supplied on similar terms prevailing at the time such goods or services were supplied, provided however, that purchases made and services performed within the A.R.E. shall be subject to Article XXVI;

         (3) that the condition of the materials furnished by CONTRACTOR does not tally with their prices; or

         (4) that the costs incurred are. not reasonably required for operations.

          CONTRACTOR shall confer with EGPC in connection with the problem thus presented, and the parties shall attempt to reach a settlement which is mutually satisfactory.

          Any reimbursement due to EGPC out of the Cost Recovery  Petroleum as a
          result  of reaching  agreement or  of an arbitrary   award shall be
          promptly made in cash to EGPC, plus simple interest at LIBOR plus two and half percent per annum from the date on which the disputed amount(s) would have been paid to EGPC according to Article VII (a) and Annex "E" (i.e., the date of rendition of the relevant Cost Recovery Statement) to the date of payment. The LIBOR rate applicable shall be the average of the figure or figures published by the Financial Times representing the mid-point of the rates (bid and ask) applicable to one month U.S.Dollars deposits in the London lnterbank

          Eurocurrency Market on each fifteenth (15th) day of each month occurring between the date on which the disputed amount(s) would have been paid to EGPC and the date on which it is settled.

          If the LIBOR rate is available on any fifteenth (15th) day but is not published in the Financial Times in respect of such day for any reason, the LIBOR rate chosen shall be that offered by Citibank N.A. to other leading banks in the London lnterbank Eurocurrency Market-for one month U.S. Dollar deposits.

          If such fifteenth (15th) day is not a day on which LIBOR rates are quoted in the London lnterbank Eurocurrency Market, the LIBOR rate to be used shall be that quoted on the next following day on which such rates are quoted.

          If within the time limit of the three (3) month period provided for in this paragraph, EGPC has not advised CONTRACTOR of its objection to any Statement, such Statement shall be considered as approved.

(g) CONTRACTOR shall supply all funds necessary for its operations in the A.R.E. under this Agreement in freely convertible currency from abroad. CONTRACTOR shall have the right to freely purchase Egyptian currency in the amounts necessary for its operations in the A.R.E. from any bank or entity authorized by the GOVERNMENT to conduct foreign currency exchanges.

(h) EGPC is authorized to advance to CONTRACTOR the Egyptian currency required for the operations under this Agreement against receiving from CONTRACTOR an equivalent amount of U.S. Dollars at the official A.R.E. rate of exchange. Such amount in U.S. Dollars shall be deposited in an EGPC account abroad with a correspondent bank of the National Bank of Egypt, Cairo. Withdrawals from said account shall be used for financing EGPC's and its Affiliated Companies foreign currency requirements subject to the approval of the Minister of Petroleum.

                                   ARTICLE V

                    MANDATORY AND VOLUNTARY RELINQUISHMENTS



(a)       MANDATORY.

          At the end of the third (3rd) year after the Effective Date hereof, CONTRACTOR shall relinquish to the GOVERNMENT a total of twenty five percent (25%) of the original Area not then converted to a Development Lease or leases. Such relinquishment shall be in units of whole Exploration Blocks or parts of Exploration Blocks not converted to Development Leases so as to enable the relinquishment requirements to be precisely fulfilled.

          At the end of the sixth (6th) year after the Effective Date hereof, CONTRACTOR shall relinquish to the GOVERNMENT an additional twenty-five percent (25%) of the original Area not then converted to a Development Lease or Leases. Such relinquishment shall be in units of whole Exploration Blocks or parts of Exploration Blocks not converted to Development Leases so as to enable the relinquishment requirements to be precisely fulfilled.

          Without prejudice to Articles III and XXIII and the last three paragraphs of this Article V (a), at the end of the eighth (8th) year of the Exploration period, CONTRACTOR shall relinquish the remainder of the Area not then converted to a Development Lease or Leases.

          It is understood that at the time of any relinquishment the areas to be converted into Development Leases and which are submitted to the Minister of Petroleum for his approval according to Article III (d) shall, subject to such approval, be deemed converted to Development Leases.

          CONTRACTOR shall not be required to relinquish any Exploration Block or Blocks on which a Commercial Oil or Gas Well is discovered before the period of time referred to in Article III (c) given to CONTRACTOR to determine whether such Well is a Commercial Discovery worthy of
          Development or  to relinquish  an  Exploration   Block in respect of
          which a notice of Commercial Gas Discovery has been given to EGPC subject to EGPC's right to agree on the existence of a Commercial Discovery pursuant to Article III (c), and without prejudice to the requirements of Article III (e).

          In the event at the end of the initial Exploration period or either of the two successive extensions of the initial Exploration period, a well is actually drilling or testing, CONTRACTOR shall be allowed up to six (6) months to enable it to discover a Commercial Oil or Gas Well or to establish a Commercial Discovery, as the case may be. However, any such extension of up to six (6) months shall reduce the length of the next succeeding Exploration Period, as applicable, by that amount.

(b) VOLUNTARY.

          CONTRACTOR may, voluntarily, during any period relinquish all or any part of the Area in whole Exploration Blocks or parts of

          Exploration Blocks provided that at the time of such voluntary relinquishment its Exploration obligations under Article AV (b) have been satisfied for such period.

          Any relinquishments hereunder shall be credited toward the mandatory provisions of Article V (a) above.

          Following Commercial Discovery, EGPC and CONTRACTOR shall mutually agree upon any area to be relinquished thereafter, except for the relinquishment provided for above at the end of the total Exploration period.


                                   ARTICLE VI

                     OPERATIONS AFTER COMMERCIAL DISCOVERY



(a) On Commercial Discovery, EGPC and CONTRACTOR shall form in the A.R.E. an operating company pursuant to Article V] (b) ",nd Annex (D) (hereinafter referred to as "Operating Company") which company shall be named by mutual agreement between EGPC and CONTRACTOR and such name shall be subject to the approval of the Minister of Petroleum. Said company shall be a private sector company. Operating Company shall be subject to the laws and regulations in force in the A.R.E. to the extent that such laws and regulations are not inconsistent with the provisions of this Agreement or the Charter of Operating Company.

        However, Operating Company and CONTRACTOR shall, for the purpose of this Agreement, be exempted from the following laws and regulations as now or hereafter amended or substituted:

        - Law No. 48 of 1978, on the employee regulations of public sector companies;

        - Law No. 159 of 1981, promulgating the law on joint stock companies, partnership limited by shares and limited liability companies;

        - Law No. 97 of 1983 promulgating the law concerning public sector organizations and companies;

        - Law No. 203 of 1991 promulgating the law on public business sector companies; and

        - Law No. 38 of 1994, organizing dealings in foreign currencies.

(b) The Charter of Operating Company is hereto attached as Annex "D". Within thirty (30) days after the date of Commercial Oil Discovery or within thirty (30) days after signature of a Gas Sales Agreement or commencement of a scheme to dispose of Gas (unless otherwise agreed upon by EGPC and CONTRACTOR), the Charter shall take effect and Operating company shall automatically come into existence without any further procedures. The Exploration Advisory Committee shall be dissolved forthwith upon the coming into existence of the Operating Company.

(c) Ninety (90) days after the date Operating Company comes into existence in accordance with paragraph (b) above, it shall prepare a Work Program and Budget for further Exploration and Development for the remainder of the year in which the Commercial Discovery is made; and not later than four (4) months before the end of the current Financial Year (or such other date as may be agreed upon by EGPC and CONTRACTOR) and four (4) months preceding the commencement of each succeeding Financial Year thereafter (or such other date as may be agreed upon by EGPC and CONTRACTOR), Operating Company shall prepare an annual Production Schedule, Work Program and Budget for further Exploration and Development for the succeeding Financial Year. The Production Schedule, Work Program and Budget shall be submitted to the Board of Directors for approval.

(d) No later than the twentieth (20th) day of each month, Operating Company shall furnish to CONTRACTOR a written estimate of its total cash requirements for expenditure for the first half and the second half of the succeeding month expressed in U.S. Dollars having regard to the approved Budget. Such estimate shall take into consideration any cash expected to be on hand at month end.

        Payment for the appropriate period of such month shall be made to the correspondent bank designated in paragraph (e) below on the first (1st) day and fifteenth (15th) day respectively, or the next following business day, if such day is not a business day.

(e) Operating Company is authorized to keep at its own disposal abroad in an account opened with a correspondent bank of the National Bank of Egypt, Cairo, the foreign funds advanced by CONTRACTOR. Withdrawals from said account shall be used for payment for goods and services acquired abroad and for transferring to a local bank in the A.R.E. the required amount to meet the expenditures in Egyptian Pounds for Operating Company in connection with its activities under this Agreement.

        Within sixty (60) days after the end of each Financial Year, Operating Company shall submit to the appropriate exchange control authorities in the A.R.E. a statement, duly certified by a recognized firm of auditors, showing the funds credited to that account, the disbursements made out of that account and the balance outstanding at the end of the Year.

(f) If and for as long during the period of production operations there exists an excess capacity in facilities which can not during the period of such excess be used by the Operating Company, EGPC and CONTRACTOR will consult together to find a mutually agreed formula whereby EGPC may use the excess capacity if it so desires without any unreasonable financial or unreasonable operational disadvantage to the CONTRACTOR.

                                  ARTICLE VII

                       RECOVERY OF COSTS AND EXPENSES AND
                               PRODUCTION SHARING



(a)l.  COST RECOVERY PETROLEUM:

       Subject to the auditing provisions under this Agreement, CONTRACTOR shall recover quarterly all costs, expenses and expenditures in respect of all the Exploration, Development and related operations under this Agreement to the extent and out of thirty percent (30%) of all Petroleum produced and saved from all Development Leases within the Area hereunder and not used in Petroleum operations. Such Petroleum is hereinafter referred to as "Cost Recovery Petroleum".

       For the purpose of determining the classification of all costs, expenses and expenditures for their recovery, the following terms shall apply:

       1. "Exploration Expenditures" shall mean all costs and expenses for Exploration and the related portion of indirect expenses and overheads.

       2. "Development Expenditures" shall mean all costs and expenses for Development (with the exception of Operating Expenses) and the related portion of indirect expenses and overheads.

       3. "Operating Expenses" shall mean all costs, expenses and expenditures made after initial Commercial Production, which costs, expenses and expenditures are not normally depreciable.

        However, Operating Expenses shall include workover, repair and maintenance of assets but shall not include any of the following: sidetracking, redrilling and changing of the status of a well, replacement of assets or part of an asset, additions, improvements, renewals or major overhauling that extend the life of the asset.

        Exploration Expenditures, Development Expenditures and Operating Expenses shall be recovered from Cost Recovery Petroleum in the following manner:

        (i) Exploration Expenditures, including those accumulated prior to the commencement of initial Commercial Production, which for the purposes of this Agreement shall mean the date on which the first regular shipment of Crude Oil or the first deliveries of Gas are made, shall be recoverable at the rate of twenty-five percent (25%) per annum starting either in the Tax Year in which such expenditures are incurred and paid or the Tax Year in which initial Commercial Production commences, whichever is the later date.

        (ii) Development Expenditures, including those accumulated prior to the commencement of initial Commercial Production which for the purposes of this Agreement shall mean the date on which the first regular shipment of Crude Oil or the first deliveries of Gas are made, shall be recoverable at the rate of twenty-five percent (25 %) per annum starting either in the Tax Year in which such expenditures areincurred and paid or the Tax Year in which initial Commercial Production commences, whichever is the later date.

        (iii) Operating Expenses, incurred and paid after the date of initial Commercial Production, which for the purposes of this Agreement shall mean the date on which the first regular shipment of Crude Oil or the first deliveries of Gas are made, shall be recoverable either in the Tax Year in which such costs and expenses are incurred and paid or the Tax Year in which initial Commercial Production occurs, whichever is the later date.



        (iv) To the extent that, in a Tax Year, costs, expenses or expenditures recoverable per paragraphs (i), (ii) and (iii) preceding, exceed the value of all Cost Recovery Petroleum for such Tax Year, the excess shall be carried forward for recovery in the next succeeding Tax Year(s) until fully recovered, but in no case after the termination of this Agreement, as to CONTRACTOR.

        (v) The recovery of costs and expenses, based upon the rates referred to above, shall be allocated to each quarter proportionately (one fourth to each quarter). However, any recoverable costs and expenses not recovered in one quarter as thus allocated, shall be carried forward for recovery in the next quarter.

 2. Except as provided in Article VII (a) (3) and Article VII (e) (1), CONTRACTOR shall each quarter be entitled to take and own all Cost Recovery Petroleum, which shall be taken and disposed of in the manner determined pursuant to Article VII (e). To the extent that the value of all Cost Recovery Petroleum (as determined in Article VII (c)) exceeds the actual recoverable costs and expenditures, includ ing any carry forward under Article VII (a)(i)(iv), to be recovered in that quarter, then the value of such Excess Cost Recovery Petroleum shall be split as:
        Seventy percent (70%) for EGPC and thirty percent (30%) for CONTRACTOR and EGPC's share shall be paid by CONTRACTOR to EGPC either (i) in cash in the manner set forth in Article IV of the Accounting Procedure contained in Annex "E" or (ii) in kind in accordance with Article VII(a)
        (3).

 3. Ninety (90) days prior to the commencement of each Calendar Year EGPC shall be entitled to elect by notice in writing to CONTRACTOR to require payment of up to one hundred percent (100%) of EGPC's share of Excess Cost Recovery Petroleum in kind. Such payment will be in Crude Oil from the Area F.O.B. kind. Such payment will be in Crude Oil from the Area F.O.B. export terminal or other agreed delivery point provided that the amount of Crude Oil taken by EGPC in kind in a quarter shall not exceed the value of Cost Recovery Crude Oil actually taken and from the Area during separately disposed of by CONTRACTOR from the Area during the previous quarter. If EGPC's entitlement to receive payment of its share of Excess Cost Recovery Petroleum in kind is limited by the foregoing provision, the balance of such entitlement shall be paid in cash.

(b) Production Sharing

     1. The remaining seventy percent (70%) of the Petroleum shall be divided between EGPC and CONTRACTOR according to the following shares: Such share shall be taken and disposed of pursuant to Article VII (e):

   (i)    Crude 0il

          Crude Oil produced and saved               EGPC                            CONTRACTOR
          under this Agreement and not used          SHARE                           SHARE
          in Petroleum operations.  Barrels per
          day (BOPD) (quarterly average).

          That portion or increment                  (seventy                        (thirty percent)
          up to 5,000 BOPD.                          percent)                        (30%)
                                                     (70%)

          That portion or increment in               (seventy-two                    (twenty-seven
          excess of 5,000 BOPD and                   & half percent)                 & half perent)
          up to 10,000 BOPD                          (7.25%)                         (27.5%)







                                                     EGPC                            CONTRACTOR
                                                     SHARE                           SHARE
That portion or increment in                         (seventy- five                  (twenty-five
excess of 10,000 BOPD and                            percent                         percent)
up to 15,000 BOPD                                    (75%)                           (25%)


That portion or increment in                         (seventy-seven                  (twenty-two
excess of 15,000 BOPD and                            & half percent)                 & half percent)
up to 25,000 BOPD                                    (77.5%)                         (22/5%)


That portion or increment in                         (eighty percent)                (twenty percent)
excess of 25,000 BOPD and                            (80%)                           (20%)
up to 60,000 BOPD

That portion or increment in                         (eighty two                     (seventy two
excess of 50,000 BOPD and                            & half percent)                 & half percent)
up to 100,000 BOPD                                   (82.5%)                         (17.5%)

That portion or increment in                         (eighty five percent)           (fifteen percent
excess of 100,000 BOPD                               (85%)                           (15%)



   (ii)   Gas and LPG

          GAS and LPG produced and saved under this Agreement and not used in petroleum operations Barrels oil equivalent per day (BOEPD) (Quarterly average)

                                                     EGPC                          CONTRACTOR
                                                     SHARE                         SHARE

That portion or increment up to                      sixty five                    thirty five
5000 BOEPD                                           percent                       percent
                                                     (65%)                         (35%)

That portion or increment                            seventy                       thirty
in excess of 5000 BOEPD                              percent                       percent
and up to 10,000 BOEPD                               (70%)                         (30%)

That portion or increment                            seventy five                  twenty five
in excess of 10,000 BOEPD                            percent                       percent
and up to 15,000 BOEPD                               (75%)                         (25%)







                                                     EGPC                          CONTRACTOR
                                                     SHARE                         SHARE

That portion or increment                            eighty                        twenty
in excess of 15,000 BOEPD                            percent                       percent
and up to 25,000 BOEPD                               (80%)                         (20%)

That portion or increment                            eighty five                   fifteen
in excess of 25,000 BOEPD                            (85%)                         (15%)



     2. After the end of each contractual year during the term of any Gas Sales Agreement entered into pursuant to Article Vil (e), EGPC and CONTRACTOR (as sellers) shall render to EGPC (as buyer) a statement for an amount of Gas, if any, equal to the amount by which the quantity of Gas of which EGPC (as buyer) has taken delivery fails below seventy five percent (75%) of the Contract quantities of Gas as established by the applicable Gas Sales Agreement (the "Shortfall"), provided the Gas is available. Within sixty (60) days of receipt of the statement, EGPC (as buyer) shall pay EGPC and CONTRACTOR (as sellers) for the amount of the Shortfall, if any. The Shortfall shall be included in EGPC's and CONTRACTOR's entitlement to Gas pursuant to
          Article VII (a) and Article VII (b) in the fourth (4th) quarter of such contractual year.

          Quantities of Gas not taken but to be paid for shall be recorded in a separate "Take-or-Pay" account. Quantities of Gas ("Make Up Gas") which are delivered in subsequent years in excess of seventy five percent (75%) of the contract quantities of Gas as established by the applicable Gas Sales Agreement, shall be set against and reduce quantities of Gas in the ("Take-or-Pay") account to the extent thereof and, to that extent, no payment shall be due in respect of such Gas. Such Make Up Gas shall not be included in CONTRACTOR's entitlement to Gas pursuant to Article

          VII (a) and Article VII (b). CONTRACTOR shall have no rights to such" Make Up Gas"

          The  percentages  set forth in Article VII (a) hereinabove and this
          Article VII (b) in respect of LPG produced from a plant constructed and operated by or on behalf of EGPC and CONTRACTOR shall apply to all LPG available for delivery.

(c) VALUATION OF PETROLEUM

     1.   Crude Oil:

          (i) The Cost Recovery Crude Oil to which CONTRACTOR is entitled hereunder shall be valued by EGPC and CONTRACTOR at "Market Price" for each calendar quarter.

          (ii) "Market Price" shall mean the weighted average prices realized from sales by EGPC or CONTRACTOR during the quarter, whichever is higher, provided that the sales to be used in arriving at the weighted average(s) shall be sales of comparable quantities on comparable credit terms in freely convertible currency from F.O.B. point of export sales to nonaffiliated companies at arm's length under all Crude Oil sales contracts then in effect, but excluding Crude Oil sales contracts involving barter and,

          (1) Sales, whether direct or indirect, through brokers or otherwise, of EGPC or CONTRACTOR to any Affiliated Company.

          (2) Sales involving a quid pro quo other than payment in a freely convertible currency or motivated in whole or in part by considerations other than the usual economic incentives for commercial arm's length crude oil sales.

          (iii) It is understood that in the case of C.E.F. sales, appropriate deductions shall be made for transport and insurance charges to calculate the F.O.B. point of export price; and always taking into account the appropriate adjustment for quality of Crude Oil, freight advantage or disadvantage of port of loading and other appropriate adjustments. Market Price shall be determined separately for each Crude Oil or Crude Oil mix, and for each port of loading.

          (iv) If during any calikndar quarter, there are no such sales by EGPC and/or CONTRACTOR under the Crude Oil sales contracts in effect, EGPC and CONTRACTOR shall mutually agree upon the Market Price of the barrel of Crude Oil to be used for such quarter, and shall be guided by all relevant and available evidence including current prices in freely convertible currency of leading crude oils produced by major oil producing countries (in the Arabian Gulf or the Mediterranean
                   Area), which are regularly sold in the open market according to actual sales contracts terms but excluding paper sales and sales promises where no crude oil is delivered, to the extent that such sales are effected under such terms and conditions (excluding the price) not significantly different from those under which the crude oil to be valued, was sold, and always taking into consideration appropriate adjustments for crude oil quality, freight advantage or disadvantage of port of loading and other appropriate adjustments, as the case may be, for differences in gravity, sulphur, and other factors generally recognized by sellers and purchasers, as reflected in crude prices, transportation ninety (90) days insurance premiums, unusual fees borne by the seller, and for credit terms in excess of sixty (60) days, and the cost of loans or guarantees granted for the benefit of the sellers at prevailing interest rates.

          (v) If either EGPC or CONTRACTOR considers that the Market Price as determined under sub-paragraph (ii) above does not reflect the prevailing Market Price or in the event EGPC and CONTRACTOR fail to agree on Market Price for any Crude Oil produced under this Agreeinent for any quarter within fifteen
                   (15) days after the end thereof, any party may elect at any time thereafter to submit to a single arbitrator the question, what single price per barrel, in the arbitrator's judgment, best represents for the pertinent quarter the Market Price for the Crude Oil in question. The arbitrator shall make his determination as soon as possible following the quarter in question. His determination shall be final and binding upon all the parties. The arbitrator shall be selected in the manner described below.

                   In the event EGPC and CONTRACTOR fall to agree on the arbitrator within thirty (30) days from the date any party notifies the other that it has decided to submit the determination of the Market Price to an arbitrator, such arbitrator shall be chosen by the appointing authority designated in accordance with Article XXIV (e), or such other appointing authority with access to such expertise as may be agreed to between EGPC and CONTRACTOR, with regard to the qualifications for arbitrators set forth below, upon written application of one or both of EGPC and CONTRACTOR. Copies of such application by one of them shall be promptly sent to the other. The arbitrator shall be as nearly as possible a person with an established reputation in the international petroleum industry as an expert in pricing and marketing crude oil in international commerce.

                   The arbitrator shall not be a citizen of a country which does not have diplomatic relations with both the A.R.E. and the REPUBLIC OF IRELAND and CANADA. He may not be, at the time of selection, employed by, or an arbitrator or consultant on a continuing or frequent basis to, the American Petroleurn Institute, the Organization of the Petroleum Exporting
                   Countries or the Organization of Arab Petroleum Exporting Countries, or a consultant on a continuing basis to EGPC, CONTRACTOR or an Affiliated Company of either, but past occasional consultation with such companies, with other petroleum companies, with governmental agencies or organizations shall not be a ground for disqualification. He may not have been, at any time during the two (2) years before selection, an employee of any petroleum company or of any governmental agency or organization.

                   Should a selected person decline or be unable to serve as arbitrator or should the position of arbitrator fall vacant prior to the decision called for, another person shall be chosen in the same manner provided in this paragraph. EGPC and CONTRACTOR shall share equally the expenses of the arbitrator.

                   The arbitrator shall make his determination in accordance with the provisions of this paragraph, based on the best evidence available to him. He will review oil sales contracts as well as other sales data and information but shall be free to evaluate the extent to which any contracts, data or information is substantiated or pertinent. Representatives of EGPC and CONTRACTOR shall have the right to consult with the arbitrator and furnish him written materials provided the arbitrator may impose reasonable limitations on this right. EGPC and CONTRACTOR each shall cooperate with the arbitrator to the fullest extent and each shall insure such cooperation of its trading companies. The arbitrator shall be provided access to crude oil sales contracts and related data and information which EGPC and CONTRACTOR or their trading companies are able to make available and which in the judgment of the arbitrator might aid the arbitrator in making a valid determination.

          (vi) Pending Market Price agreement by EGPC and CONTRACTOR or determination by the arbitrator, as applicable, the Market Price agreed for the quarter preceding the quarter in question shall remain temporarily in effect. In the event either EGPC or CONTRACTOR should incur a loss by virtue of the temporary continuation of the Market Price of the previous quarter, it shall promptly be reimbursed such loss by the other party plus simple interest at the LIBOR plus two and one - half percent (2.5%) per annum rate provided for in
                   Article IV (f) from the date on which the disputed amount(s) should have been paid to the date of payment.

2.   Gas and LPG

          (i) The Cost Recovery and Production Shares of Gas subject to a Gas Sales Agreement between EGPC and CONTRACTOR (as sellers) and EGPC (as buyer) entered into pursuant to Article VII (e) shall be valued, delivered to and purchased by EGPC at a price determined monthly according to the following formula:

                   PG =     0.85 X      ______F_______ X H
                                         42.96 X 10 6

                   Where:

                   PG = the value of the Gas in U.S.  Dollars per  thousand
                        Standard cubic feet (MSCF).

                   F = a value in U.S.  Dollars per metric  ton of the crude oil of Gulf of Suez Blend "FOB Ras Shukheir" A.R.E calculated by referring to "Piatt's Oilgram Price Report" during a month under the heading "Spot Crude Price Assessment for Suez Blend". This value reflects the total averages of the published low and high values for a Barrel during such month divided by the number of days in such month for which such values were quoted. The value per metric ton shall be calculated on the basis of a conversion factor to be agreed upon annually between EGPC and CONTRACTOR.

                   H = the number of British Thermal Units (BTU's) per thousand standard cubic feet (MSCF) of the Gas, based on gross calorific value.

                   In the event that the value of F cannot be determined because Platt's Oilgram Price Report is not published at all during a month, EGPC and CONTRACTOR shall meet and agree the value of F by reference to other published sources. In the event that there are no such published sources or if the value of F cannot be determined pursuant to the foregoing for any other reason, EGPC and CONTRACTOR shall meet and agree to a value of F.

                   Such evaluation of Gas under a formula providing for a fifteen percent (15%) discount is based upon delivery at the delivery point specified in Article II and Article VII(e)2
                   (ii) herinafter, and is to enable EGPC to finance and maintain the portions of the pipeline distribution system to be provided by EGPC.



          (ii) The Cost Recovery and Production Shares of LPG produced from a plant constructed and operated by or on behalf of EGPC and CONTRACTOR shall be separately valued for Propane and Butane at the outlet of such LPG plant according to the following formula (unless otherwise agreed between EGPC and CONTRACTOR):

                   PLPG = 0.95 PR - (J X 0.85 X _____F___________)
                                                           6
                                                 42.96 X 10



                   Where


                   PLPG = LPG price (separately determined for Propane and
                          Butane) in U.S. Dollars per metric ton.

                   PR   = The average over a period of a month of the figures
                          representing the mid-point between the high and low prices in U.S. Dollars per metric ton quoted in "Platt's LPGaswire" during such month for Propane and Butane FOB Ex-Ref/Stor. West Mediterranean

                   J    = BTU's removed from the Gas stream by the LPG plant per
                          metric ton of LPG produced.

                   F    = the same value as F under sub-paragraph (i) above.

                   In the event that Platt's LPGaswire is issued on certain day during a month but not on others, the value of PR shall be calculated using only those issues which are published during such month. In the event that the value of PR can not be determined because Platt's LPGaswire is not published at all during a month, EGPC and CONTRACTOR shall meet and agree to the value of PR by reference to other published sources. In the event that there are no such other published sources or if the value of PR cannot be determined pursuant to the foregoing for any other reason EGPC and CONTRACTOR shall meet and agree to the value of PR by reference to the value of LPG (Propane and Butane) delivered FOB from the Mediterranean Area.

                   Such valuation of LPG is based upon delivery at the delivery point specified in Article Vil (e) (2) (iii) hereinafter.

          (iii) The prices of Gas and LPG so calculated shall apply during the same month.

          (iv) The Cost Recovery and Production Shares of Gas and LPG disposed of by EGPC and CONTRACTOR other than to EGPC pursuant to Article Vil (e) hereinafter shall be valued at their actual realized price.

          (d)  FORECASTS:

               Operating Company shall prepare (not less than ninety (90) days prior to the beginning of each calendar semester following first regular production) and furnish in writing to CONTRACTOR and total quantity of Petroleum that can be produced, saved and EGPC a forecast setting out a total quantity of Petroleum that Operating Company estimates can be produced, saved and transported hereunder during such calendar semester in accordance with good oil and gas industry practices.

               Operating Company shall endeavor to produce each calendar semester the forecast quantity. The Crude Oil shall be run to storage tanks or offshore loading facilities constructed, maintained and operated according to Government Regulations, by Operating Company in which said Crude Oil shall be metered or otherwise measured for royalty, and other purposes required by this Agreement. Gas shall be handled by Operating Company in accordance with the provisions of Article VII(e).

          (e)  DISPOSITION OF PETROLEUM:



          (1) EGPC and CONTRACTOR shall have the right and the obligation to separately take and freely export or otherwise dispose of, currently all of the Crude Oil to which each is entitled under
                  Article VII (a) and Article VII (b). Subject to payment of sums due to EGPC under Article VII (a)(2) and Article IX, CONTRACTOR shall have the right to remit and retain abroad all funds acquired by it including the proceeds from the sale of its share of Petroleum.

                  Notwithstanding anything to the contrary. under this Agreement priority shall be given to meet the requirements of the A.R.E. market from CONTRACTOR's share under Article VII (b) of the Crude Oil produced from the Area and EGPC shall have the preferential right to purchase such Crude Oil at a price to be determined pursuant to Article VII(c). The amount of Crude Oil so purchased shall be a portion of CONTRACTOR's share under
                  Article VII (b). Such amount shall be proportional to CONTRACTOR's share of the total production of crude oil from the concession areas in the A.R.E. that are also subject to EGPC's preferential right to purchase. The payment for such purchased amount shall be made by EGPC in U.S. Dollars or in any other freely convertible currency remittable by CONTRACTOR abroad.

                  It is agreed upon that EGPC shall notify CONTRACTOR, at least forty-five (45) days prior to the beginning of the Calendar Semester, of the amount to be purchased during such semester under this Article VII (e)(1).

          (2)     With respect to Gas and LPG produced from the Area:

                  (i) Priority shall be given to meet the requirements of the local market as determined by EGPC.

                  (ii) In the event that EGPC is to be the buyer of Gas, the disposition of Gas to the local markets as indicated above shall be by virtue of long term Gas Sales Agreements to be entered into between EGPC and CONTRACTOR (as seller) and EGPC (as buyer).

                         EGPC and CONTRACTOR (as sellers) shall have the obligation to deliver Gas to the following point where such Gas shall be metered for sales, royalty, and other purposes required by this Agreement:

                         (a) In the event no LPG plant is constructed to process such Gas, the delivery point shall be at the flange connecting the Lease pipeline to the nearest point on the National Gas Pipeline Grid System as depicted in Annex "F" hereto, or as otherwise agreed by EGPC and CONTRACTOR.

                         (b) In the event an LPG plant is constructed to process such Gas, such Gas shall, for the purposes of valuation and sales, be metered at the inlet to such LPG Plant. However, notwithstanding the fact that the metering shall take place at the LPG Plant inlet, CONTRACTOR shall through the Operating Company build a pipeline suitable for transport of the processed Gas from the LPG. Plant outlet to the nearest point on the National Gas Pipeline Grid System as depicted in Annex "F" hereto, or as otherwise agreed by EGPC and CONTRACTOR. Such pipeline shall be owned in accordance with
                                 Article VII (a) by EGPC, and its cost shall be financed and recovered by CONTRACTOR as Development Expenditures pursuant to Article VII.

                  (iii) EGPC and CONTRACTOR shall consult together to determine whether to build an LPG plant for recovering LPG from any Gas produced hereunder. In the event EGPC and CONTRACTOR decide to build such a plant, the plant shall, as is appropriate, be in the vicinity of the point of delivery as determined in Article II and
                         Article VII(e)2(ii) above. The delivery of LPG for, royalty and other purposes required by this Agreement shall be at the outlet of the LPG plant. The costs of any such LPG plant shall be recoverable in accordance with the provisions of this Agreement unless the Minister of Petroleum agrees to accelerated recovery.



                  (iv) EGPC (as buyer) shall have the option to elect, by ninety (90) days prior written notice to EGPC and CONTRACTOR (as sellers), whether payment for the Gas which is subject to a Gas Sales Agreement between EGPC and CONTRACTOR (as sellers) and EGPC (as buyer) and LPG produced from a plant constructed and operated by or on behalf of EGPC and CONTRACTOR, as valued in accordance with Article VII (c), and to which CONTRACTOR is entitled under the Cost Recovery and Production Sharing provisions of Article Vil, shall be made 1) in cash or 2) in kind.

                         Payments in cash shall be made by EGPC (as buyer) at intervals provided for in the relevant Gas Sales I Agreement in U.S.Dollars, remittable by CONTRACTOR abroad.

                         Payments in kind shall be calculated by converting the value of Gas and LPG to which CONTRACTOR is entitled into equivalent barrels of Crude Oil to be taken concurrently by CONTRACTOR from the Area, or to the extent that such Crude Oil is insufficient, Crude Oil from CONTRACTOR's other concession areas or such other areas as may be agreed. Such Crude Oil shall be added to the Crude Oil that CONTRACTOR is otherwise entitled to lift under this Agreement. Such equivalent barrels shall be calculated on the basis of the provisions of Article VII (c) relating to the valuation of Cost Recovery Crude Oil.

Provided that:

                         (aa) Payment of the value of Gas and LPG shall always be made in cash in U.S. Dollars remittable by CONTRACTOR abroad to the extent that there is insufficient Crude Oil available for conversion as provided for above; (bb) payment of the value of Gas and LPG shall always be made in kind as provided for above to the extent that payments in cash are not made by EGPC.

                         Payments to CONTRACTOR (whether in cash or kind), when related to CONTRACTOR's Cost Recovery Petroleum, shall be included in CONTRACTOR's Statement of Recovery of Costs and of Cost Recovery Petroleum referred to in
                         Article IV of Annex "E" of this Agreement.

               (v) Should EGPC (as buyer) fail to enter into a long-term Gas Sales Agreement with EGPC and CONTRACTOR (as sellers) within five (5) years (unless otherwise agreed) from a notice of Commercial Gas Discovery pursuant to Article III, EGPC and CONTRACTOR shall have the right to take and freely dispose of the quantity of Gas and LPG in respect of which the notice of Commercial Discovery is given by exporting such Gas and LPG.

               (vi) The proceeds of sale of CONTRACTOR's share of Gas and LPG disposed of pursuant to the above subparagraph (v) may be freely remitted or retained abroad by CONTRACTOR.

               (vii) In the event EGPC and CONTRACTOR agree to accept new Gas and LPG producers to join in an ongoing export project, such producers shall have to contribute a fair and equitable share of the investment made.

               (viii)  (aa)   Upon the  expiration  of the five (5)  year period
                              referred  to in Article VII (e) (2) (v) above,
                              CONTRACTOR shall have the obligation to exert its reasonable efforts to find an export market for Gas reserves.

                       (bb) In the event at the end of the five (5) year period referred to under Article VII (e) (2) (v) above, CONTRACTOR and EGPC have not entered into a Gas Sales Agreement, CONTRACTOR shall retain its rights to such Gas reserves for a further period of up to seven (7) years, subject to Article VII
                              (e) (2) (viii)(cc) below, during which period EGPC shall attempt to find a market for the Gas reserves.

                       (cc) In the event that CONTRACTOR is not exporting the Gas and CONTRACTOR has not entered into a Gas Sales Agreement pursuant to Article VII (e)
                              (2) prior to the expiry of twelve (12) years from CONTRACTOR's notice of Commercial Gas Discovery, CONTRACTOR shall surrender the Gas reserves in respect of which such notice has been given. It being understood that CONTRACTOR shall, at any time prior to the expiry of such twelve (12) year period, surrender the Gas reserves, if CONTRACTOR is not exporting the Gas and/or CONTRACTOR does not accept an offer of a Gas Sales Agreement from EGPC within six (6) months from the date such offer is made provided that the

                              Gas Sales Agreement offered to CONTRACTOR shall take into consideration the relevant technical and economic factors to enable a commercial contract including:
                              -    A sufficient delivery rate.
                              - Delivery pressure to enter the National Gas Pipeline Grid System at the point of delivery.
                              - Delivered Gas quality specifications not more stringent than those imposed or required for the Naitonal Gas Pipeline Grid System.
                              -    The Gas prices as specified in this
                                   Agreement.

               (ix) CONTRACTOR shall not be obligated to surrender a Development Lease based on a Commercial Gas Discovery, if Crude Oil has been discovered in commercial quantities in the same Development Lease and vice versa.

          (f)   Operations:

                If following the reversion to EGPC of any rights to Crude Oil hereunder, CONTRACTOR retains rights to Gas in the same Development Lease, or if, following surrender of rights to Gas hereunder, CONTRACTOR retains rights to Crude Oil in the same
                Development   Lease, operations to explore for  or  exploit  the
                Petroleum the rights to which have reverted or been surrendered (Oil or gas as the case may be) may only be carried out by Operating Company which shall act on behalf of EGPC alone, unless CONTRACTOR and EGPC agree otherwise.

          (g)   Tanker Scheduling:

                At a reasonable time prior to the commencement of Commercial Production EGPC and CONTRACTOR shall meet and agree upon a procedure for scheduling tanker liftings from the agreed upon point of export.

                                  ARTICLE VIII
                                 TITLE TO ASSETS


(a) EGPC shall become the owner of all CONTRACTOR acquired and owned assets which assets were charged to Cost Recovery by CONTRACTOR in connection with the operations carried out by CONTRACTOR or Operating Company in accordance with the following:

         (1) Land shall become the property of EGPC as soon as it is purchased.

         (2) Title to fixed and moveable assets shall be transferred automatically and gradually from CONTRACTOR to EGPC as they become subject to recovery in accordance with the provisions of Article VII; however the full title to fixed and movable assets shall be transferred automatically from CONTRACTOR to EGPC when its total cost has been recovered by CONTRACTOR in accordance with the provisions of Article VII or at the time of termination of this Agreement with respect to all assets chargeable to the operations whether recovered or not, whichever first occurs.

         The book value of the assets created during each calendar quarter shall be communicated by CONTRACTOR to EGPC or by Operating Company to EGPC and CONTRACTOR within thirty (30) days of the end of each quarter.

(b) During the term of this Agreement and the renewal period EGPC, CONTRACTOR and Operating Company are entitled to the full use and enjoyment of all fixed and movable assets referred to above in connection with operations hereunder or under any other Petroleum concession agreement entered into by the Parties. Proper accounting adjustment shall be made. CONTRACTOR and EGPC shall not dispose of the same except with agreement of the other.

(c) CONTRACTOR and Operating Company may freely import into the A.R.E., use therein and freely export at the end of such use, machinery and equipment which they either rent ' or lease in accordance with good industry practices, including but not limited to the lease of computer hardware and software.


                                   ARTICLE IX
                                     BONUSES

(a) CONTRACTOR shall pay to EGPC as a signature bonus the sum of seven hundred and fifty thousand (750,000) U.S.Dollars on the Effective Date.



(b) CONTRACTOR shall pay to EGPC the sum of two million (2,000,000) U.S. Dollars as a production bonus when the total average daily production from the Area first reaches the rate of twenty five thousand (25,000) Barrels per day for a period of thirty (30) consecutive producing days. Payment will be made within fifteen (15) days thereafter.



(c) CONTRACTOR shall also pay to EGPC the additional sum of three million (3,000,000) U.S. Dollars as a production bonus when the total average daily production from the Area first reaches the rate of fifty thousand (50,000) barrels per day for a period of thirty (30) consecutive producing days. Payment will be made within fifteen (15) days thereafter.

(d) CONTRACTOR shall also pay to EGPC the additional sum of five million (5,000,000) U.S. Dollars as a production bonus when the total average daily production from the Area first reaches the rate of one-hundred thousand (100,000) barrels per day for a period of thirty (30) consecutive producing days. Payment will be made within fifteen (15) days thereafter.

(e) All the above mentioned bonuses shall in no event be recovered by CONTRACTOR.

(f) In the event that EGPC elects to develop any part of the Area pursuant to the sole risk provisions of Article III (c) (iv), production from such sole risk area shall be considered for the purposes of this Article IX only if CONTRACTOR exercises its option to share in such production, and only from the initial date of sharing.

(g) Gas shall be taken into account for the purposes of determining the total average daily production from the Area under Article IX (b-d) by converting daily Gas delivered into equivalent barrels of daily Crude Oil production in accordance with the following formula:


        MSCF x H x 0.136 = equivalent barrels of Crude Oil

        where

        MSCF = one thousand Standard Cubic Feet of Gas.

        H    = the number of million British Thermal Units (BTU's per MSCF).


                                   ARTICLE X

                         OFFICE AND SERVICE OF NOTICES

CONTRACTOR shall maintain an office in A.R.E. at which notices shall be validly served.

The General Manager and Deputy General Manager shall be entrusted by CONTRACTOR with sufficient power to carry out immediately all local written directions given to them by the Government or its representatives under the terms of this Agreement. All lawful regulations issued or hereafter to be issued which are applicable hereunder and not in conflict with this Agreement shall apply to the duties and activities of the General Manager and Deputy General Manager.


All matters and notices shall be deemed to be validly served which are delivered to the office of the General Manager or which are sent to him by registered mail to CONTRACTOR's office in the A.R.E.



All matters and notices sh - all be deemed to be validly served which are delivered to the office of the Chairman of EGPC or which are sent to hirn by registered mail at EGPC's main office in Cairo.


                                   ARTICLE XI

                   SAVING OF PETROLEUM AND PREVENTION OF LOSS

(a) Operating Company shall take all proper measures, according to generally accepted methods in use in the oil and gas industry to prevent loss or waste of Petroleum above or under the ground in any form during drilling, producing, gathering, and distributing or storage operations. The GOVERNMENT has the right to prevent any operation on any well that it might reasonably expect would result in loss or damage to the well or the Oil or Gas field.



(b)     Upon completion of the drilling of a productive well, Operating

        Company shall inform the GOVERNMENT or its representative of , the time when the well will be tested and the production rate ascertained.


(c) Except in instances where multiple producing formations in the same well can only be produced economically through a single tubing string, Petroleum shall not be produced from multiple oil bearing zones through one string of tubing at the same time, except with the prior approval of the GOVERNMENT or its representative, which shall not be unreasonably withheld.

(d) Operating Company-shall record data regarding the.quantities of Petroleum and water produced monthly from each Development Lease. Such data shall be sent to the GOVERNMENT or its representative on the special forms provided for that purpose within thirty (30) days after the data are obtained. Daily or weekly statistics regarding the production from the Area shall be available at all reasonable times for examination by authorized representatives of the GOVERNMENT.

(e) Daily drilling records and the graphic logs of wells must show the quantity and type of cement and the amount of any other materials used in the well for the purpose of protecting Petroleum, gas bearing or fresh water strata.

(f) Any substantial change of mechanical conditions of the well after its completion shall be subject to the approval of the representative of the GOVERNMENT.


                                   ARTICLE XII
                               CUSTOMS EXEMPTIONS


(a) EGPC, CONTRACTOR, and Operating Company shall be permitted to import and shall be exempted from customs duties, any taxes, levies or fees (including fees imposed by Ministerial Decision No. 254 of 1993 issued by the Minister of Finance, as now or hereafter amended or substituted) of any nature (except wherd an actual service has been rendered to CONTRACTOR by a competent authority), and from the importation rules with respect to the importation of machinery, equipment, appliances, materials, items, means of transport and transportation (the exemption from taxes and duties for cars shall only apply to cars to be used in operations), electric appliances, air conditioners for offices, field housing and facilities, electronic appliances, computer hardware and software, as well as spare parts required for any of the imported items, all subject to a duly approved certificate issued by the responsible representative nominated by EGPC for such purpose, which states that the imported items are required for conducting the operations pursuant to this Agreement. Such certificate shall be final and binding and shall automatically result in the importation and the exemption without any further approval, delay or procedure.

(b)     Machinery,   equipment,   appliances  and  means  of  transport  and
        transportation imported by EGPC'S, CONTRACTOR's and Operating Company's contractors and sub-contractors temporarily engaged in any activity pursuant to the operations which are the subject of this Agreement, shall be cleared under the "Temporary Release System" without payment of customs duties, any taxes, levies or fees (including fees imposed by Ministerial Decision No. 254 of 1993 issued by the Minister of Finance, as now or hereafter amended or substituted) of any nature (except where an actual service has been rendered to CONTRACTOR by a competent authority), upon presentation of a duly approved certificate issued by an EGPC responsible representative nominated by EGPC for such purpose which states, that the imported items are required for conducting the operations pursuant to this Agreement. Items (excluding cars not to be used in operations) set out in Article XII (a) imported by EGPC'S, CONTRACTOR's and Operating Company's contractors and sub-contractors for the aforesaid operations, in order to be installed or used permanently or consumed shall meet the conditions for exemption set forth in Article XII (a) after being duly certified by an EGPC responsible representative to be used for conducting operations pursuant to this Agreement.

(c) The expatriate employees of CONTRACTOR, Operating Company and their contractors and sub-contractors shall not be entitled to any exemptions from customs duties and other ancillary taxes and charges except within the limits of the provisions of the laws and regulations applicable in the A.R.E. However, personal household goods and furniture (including one (1) car) for each expatriate employee of CONTRACTOR and/or Operating company shall be cleared under the "Temporary Release System" (without payment of any customs duties and other ancillary taxes) upon presentation of a letter to the appropriate customs authorities by CONTRACTOR or Operating Company approved by an EGPC responsible representative that the imported items are imported for the sole use of the expatriate employee and his family, and that such imported items shall be re-exported outside the A.R.E. upon the repatriation of the concerned expatriate employee.

(d) Items imported into the A.R.E. whether exempt or not exempt from customs duties and other ancillary taxes and charges hereunder, may be exported by the importing party at any time after obtaining EGPC's approval, which approval shall not be unreasonably withheld, without any export duties, taxes or charges or any taxes or charges from which such items have been already exempt, being applicable. Such items may be sold within the A.R.E. after obtaining the approval of EGPC which approval shall not be unreasonably withheld. In this event, the purchaser of such items shall pay all applicable customs duties and other ancillary taxes and charges according to the condition and value of such items and the tariff applicable on the date of sale, unless such items have already been sold to an Affiliated Company of CONTRACTOR, if any, or EGPC, having the same exemption, or unless title to such items (excluding cars not used in operations) has passed to EGPC. In the event of any such sale under this paragraph (d), the proceeds from such sale shall be divided in the following manner:

        CONTRACTOR shall be entitled to reimbursement of its unrecovered cost, if any, in such items and the excess, if any, shall be paid to EGPC.

(e) The exemption provided for in Article Xii (a) shall not apply to any imported items when items of the same or substantially the same kind and quality are manufactured locally meeting CONTRACTOR's and/or Operating Company's specifications for quality and safety and are available for timely purchase and delivery in the A.R.E. at a price not higher than ten percent (10%) of the cost of the imported item, before customs duties but after freight and insurance costs, if any, have been added.


(f) CONTRACTOR, EGPC and their respective buyers shall have the right to freely export the Petroleum produced from the Area pursuant to this Agreement; no license shall be required, and such petroleum shall be exempted from any customs duties, any taxes, levies or any other imposts in respect of the export of Petroleum hereunder.


                                  ARTICLE XIII
                    BOOKS OF ACCOUNT: ACCOUNTING AND PAYMENTS

(a) EGPC, CONTRACTOR and Operating Company shall each maintain at their business offices in the A.R.E. books of account, in accordance with the Accounting Procedure in Annex "E" and accepted accounting practices generally used in the petroleum industry, and such other books and records as may be necessary to show the work performed under this Agreement, including the amount and value of all Petroleum produced and saved hereunder. CONTRACTOR and Operating Company shall keep their books of account and accounting records in United States Dollars.

        Operating Company shall furnish to the GOVERNMENT or its representatives monthly returns showing the amount of Petroleum produced and saved hereunder. Such returns shall be prepared in the form required by the GOVERNMENT, or its representative and shall be signed by the General Manager or by the Deputy General Manager or a duly designated deputy and delivered to the GOVERNMENT or its representative within thirty (30) days after the end of the month covered in the return.



(b) The aforesaid books of account and other books and records referred to above shall be available at all reasonable times for inspection by duly authorized representatives of the GOVERNMENT.

(c) CONTRACTOR shall submit to EGPC a Profit and Loss Statement of its Tax Year not later than four (4) months after the commencement of the following Tax Year to show its net profit or loss from the Petroleum operations under this Agreement for such Tax Year.

        CONTRACTOR shall at the same time submit a year-end Balance Sheet for the same Tax Year to EGPC. The Balance Sheet and financial statements shall be certified by an Egyptian certified accounting firm.


                                  ARTICLE XIV

                        RECORDS, REPORTS AND INSPECTION

(a) CONTRACTOR and/or Operating Company shall prepare and, at all times while this Agreement is in force, maintain accurate and current records of its operations in the Area. CONTRACTOR and/or Operating Company shall furnish the GOVERNMENT or its representative, in conformity with applicable regulations or as the GOVERNMENT or its representative may reasonably require information and data concerning its operations under this Agreement. Operating Company will perform the functions indicated in this Article XIV in accordance with its respective role as specified in Article VI.

(b)      CONTRACTOR   and/or  Operating  Company  shall  save  and  keep  for  a reasonable period of time a representative portion of each sample of cores and cuttings taken from drilling wells, to be disposed of, or forwarded to the GOVER4MENT or its representative in the rnanner directed by the GOVERNMENT. All samples acquired by CONTRACTOR and/or Operating Company for their own purposes shall be considered available
         - for inspection at any reasonable time by the GOVERNMENT or its representatives.

(c) Unless otherwise agreed to by EGPC, in case of exporting any rock samples outside A.R.E., samples equivalent in size and quality shall, before such exportation, be delivered to EGPC as representative of the GOVERNMENT.


(d) Originals of records can only be exported with the permission of EGPC; provided, however, that magnetic tapes and any other data which must be processed or analyzed outside the A.R.E. may be exported if a monitor or a comparable record, if available, is maintained in the A.R.E. and provided that such exports shall be repatriated to A.R.E. promptly following such processing or analysis on the understanding that they belong to EGPC.

(e) During the period CONTRACTOR is conducting the Exploration operations, EGPC's duly authorized representatives or employees shall have the right to full and complete access to the Area at all reasonable times with the right to observe the operations being conducted and to inspect all assets, records and data kept by CONTRACTOR. EGPC's representative, in exercising its rights under the preceding sentence of this paragraph (e), shall not interfere with CONTRACTOR's operations. CONTRACTOR shall provide EGPC with copies of any and all data (including, but not limited to, geological and geophysical reports, logs and well surveys) information and interpretation of such data, and other information in CONTRACTOR's possession.

         For the purpose of obtaining new offers, the GOVERNMENT and/or EGPC may, after the eighth (8th) year of the Exploration period or the date of termination of this Agreement, whichever is the earlier, show any other party uninterpreted basic geophysical and geological data (such data to be not less than one (1) year old unless CONTRACTOR agrees to a shorter period, which agreement shall not--be unreasonably withheld) with respect to the Area, provided that the GOVERNMENT and/or EGPC may at any time show another party such data directly obtained over or acquired from those parts of the Area which CONTRACTOR has relinquished as long as such data is at least one (1) year old.


                                   ARTICLE XV
                           RESPONSIBILITY FOR DAMAGES

CONTRACTOR shall entirely and solely be responsible in law toward third parties for any damage caused by CONTRACTOR's Exploration operations and shall indemnify the GOVERNMENT and/or EGPC against all damages for which they may be held liable on account of any such operations.


                                   ARTICLE XVI
                    PRIVILEGES OF GOVERNMENT REPRESENTATIVES

Duly authorized representatives of the GOVERNMENT shall have access to the Area covered by this Agreement and to the Operations conducted thereon. Such representatives may examine the books, registers and records of EGPC, CONTRACTOR and Operating Company and make a reasonable number of surveys, drawings and tests for the purpose of enforcing this Agreement. They shall, for this purpose, be entitled to make reasonable u-qe of the machinery and instruments of CONTRACTOR or Operating Company on the condition that no danger or impediment to the operations hereunder shall arise directly or indirectly from such use. Such representatives shall be given reasonable assistance by the agents and employees of CONTRACTOR or Operating Company so that none of the activities shall endanger or hinder the safety or efficiency of the operations. CONTRACTOR or Operating Company shall offer such representatives all privileges and facilities accorded to its own employees in the field and shall provide them, free of charge, the use of reasonable office space and of adequately furnished housing while they are in the field for the purpose of facilitating the objectives of this Article. Without prejudice to Article XIV (e) any and all information obtained by the GOVERNMENT or its representatives under this Article XVI shall be kept confidential with respect to the Area.


                                  ARTICLE XVII

                       EMPLOYMENT RIGHTS AND TRAINING OF
                        ARAB REPUBLIC OF EGYPT PERSONNEL



(a) It is the desire of EGPC and CONTRACTOR that operations hereunder be conducted in a business-like and efficient manner.



         (1) The expatriate administrative, professional and technical personnel employed by CONTRACTOR or Operating Company and the personnel of its contractors for the conduct of the operations hereunder, shall be granted a residence as provided for in Law No. 89 of 1960 as amended and Ministerial Order No. 280 of 1981 as amended, and CONTRACTOR agrees that all immigration, passport, visa and employment regulations of the A.R.E., shall be applicable to all alien employees of CONTRACTOR working in the A.R.E.

         (2)      A minimum of twenty-five percent (25%) of the combined


(b) CONTRACTOR and Operating Company shall each select its employees and determine the number thereof, to be used for operations hereunder.

(c) CONTRACTOR, shall after consultation with EGPC, prepare and carry out specialized training programs for all its A.R.E.. employees engaged in operations hereunder with respect to applicable aspects of the petroleum industry. CONTRACTOR and Operating Company undertake to replace gradually their non-executive expatriate staff by qualified nationals as they are available.

(d) During any of the Exploration phases, CONTRACTOR shall give mutually agreed numbers of EGPC employees an opportunity to attend and participate in CONTRACTOR's and CONTRACTOR's Affiliated Cornpanies training programs relating to Exploration and Development operations. In the event that the total cost of such programs is less than fifty thousand (50,000) United States Dollars in any Financial Year during such period, CONTRACTOR shall pay EGPC the amount of the shortfall within thirty (30) days following the end of such Firfancial Year. However, EGPC shall have the right that said amount (U.S.$50,000) allocated for training, be paid directly to EGPC for such purpose.

                                 ARTICLE XVIII

                              LAWS AND REGULATIONS

(a) CONTRACTOR and Operating Company shall be subject to Law No. 66 of 1953 (excluding Article 37 thereof) as amended by Law No. 86 of 1956 and the regulations issued for the implementation thereof, including the regulations for the safe and efficient performance of operations carried out for the execution of this Agreement and for-the conservation of the petroleum resources of the A.R.E. provided that no regulations, or modification or interpretation thereof, shall be contrary to or inconsistent with the provisions of this Agreement.

(b) Except as provided in Article Ill (g) for Income Taxes, EGPC, CONTRACTOR and Operating Company shall be exempted from all taxes and duties, whether imposed by the GOVERNMENT or municipalities including among others, Sales Tax, Value Added Tax and Taxes on the Exploration,
        Development, extracting, producing, exporting or transporting of Petroleum and LPG as well as any and ail withholding taxes that might otherwise be imposed on dividends, interest, technical service fees, patent and trademark royalties, and similar items. CONTRACTOR shall also be exempted from any tax on the liquidation of CONTRACTOR, or distributions of any income to the shareholders of CONTRACTOR, and from any tax on capital.

(c) The rights and obligations of EGPC and CONTRACTOR under, and for the effective term of this Agreement shall be governed by and in accordance with the provisions of this Agreement and can only be altered or amended by the written mutual agreement of the said contracting parties.

(d) The contractors and sub-contractors of CONTRACTOR and Operating Company shall be subject to the provisions of this

        Agreement which affect them. Insofar as all regulations which are duly issued by the GOVERNMENT apply from time to time and are not in accord with the provisions of this Agreement, such regulations shall not apply to CONTRACTOR, Operating Company and their respective contractors and sub-contractors, as the case may be.

(e) EGPC, CONTRACTOR, Operating Company and their respective contractors and sub-contractors shall for the purposes of this Agreement be exempted from all professional stamp duties, imposts and levies imposed by syndical laws with respect to their documents and activities hereunder.

(f) All the exemptions from the application of the A.R.E. laws or regulations granted to EGPC, CONTRACTOR, the Operating Company, their contractors and sub-contractors under this Agreement shall include such laws and regulations as presently in effect or hereafter amended or substituted.


                                  ARTICLE XIX

                                 STABILIZATION

In case of changes in existing legislation or regulations applicable to the conduct of Exploration, Development and production of Petroleum, which take place after the Effective Date, and which significantly affect the economic interest of this Agreement to the detriment of CONTRACTOR or which imposes on CONTRACTOR an obligation to remit to the A.R.E. the proceeds from sales of CONTRACTOR's Petroleum, CONTRACTOR shall notify EGPC of the subject legislative or regulatory measure. In such case, the Parties shall negotiate possible modifications to this Agreemefit designed to restore the economic balance thereof which existed on the Effective Date.

The Parties shall use their best efforts to agree on amendments to this Agreement within ninety (90) days from aforesaid notice.

These amendments to this Agreement shall not in any event diminish or increase the rights and obligations of CONTRACTOFF as these were agreed on the Effective Date.

Failing agreement between the Parties during the period referred to above in this Article XIX , the dispute may be submitted to arbitration, as provided in
Article XXIV of this Agreement.


                                   ARTICLE XX

                              RIGHT OF REQUISITION

(a) In case of national emergency due to war or imminent expectation of war or internal causes, the GOVERNMENT may requisition all or part of the production from the Area obtained hereunder and require Operating Company to increase such production to the utmost possible rnaximum. The GOVERNMENT may also requisition the Oil and/or Gas field itself and, if necessary, related facilities.

(b) In any such case, such requisition shall not be effected except after inviting EGPC and CONTRACTOR or their representative by registered letter, with acknowledgement of receipt, to express their views with respect to such requisition.

(c) The requisition of production shall be effected by Ministerial Order. Any requisition of an Oil and/or Gas field, or any related facilities shall be effected by a Presidential Decree duly notified to EGPC and CONTRACTOR.

(d) In the event of any requisition as provided above, the GOVERNMENT shall indemnify in full EGPC and CONTRACTOR for the period during which the requisition is maintained, including:

         (1)   All damages which result from such requisition; and



         (2) Full repayment each month for all Petroleum extracted by the GOVERNMENT less the royalty share of such production.

However, any damage resulting from enemy attack is not within the meaning of this paragraph (d). Payment hereunder shall be made to CONTRACTOR in U.S. Dollars remittable abroad. The price paid to CONTRACTOR for Petroleum taken shall be calculated in accordance with Article Vil (c).


                                  ARTICLE XXI

                                   ASSIGNMENT

(a) Neither EGPC nor CONTRACTOR may assign to a person, firm or corporation, in whole or in part, any of its rights, privileges, duties or obligations under this Agreement without the written consent of the GOVERNMENT.

(b) To enable consideration to be given to any request for such consent, the following conditions must be fulfilled:

         (1) The obligations of the assignor deriving from this Agreement must have been duly fulfilled as of the date such request is made.

         (2) The instrument of assignment must include provisions stating precisely that the assignee is bound by all covenants contained in this Agreement and any modifications or additions in writing that up to such time may have been made. A draft of such instrument of assignment shall be submitted to EGPC for review and approval before being formally executed.

(c) Notwithstanding the provisions of Article XXI (a), CONTRACTOR may assign all or any of its rights, privileges, duties or obligations under this Agreement to an Affiliated Company, provided that CONTRACTOR shall advise the GOVERNMENT and EGPC in writing of the assignment.

(d) Any assignment, sale, transfer or other such conveyance made pursuant to the provisions of this Article XXI shall be free of any transfer, capital gains taxes or related taxes, charges or fees including without limitation, all Income Tax, Sales Tax, Value Added Tax, Stamp Duty, or other Taxes or similar payments.

(e) As long as the assignor shall hold any interest under this Agreement, the assignor together with the assignee shall be jointly and severally liable for all duties and obligations of CONTRACTOR under this Agreement.


                                  ARTICLE XXII

                     BREACH OF AGREEMENT AND POWER TO CANCEL

(a) The GOVERNMENT shall have the right to cancel this Agreement by Order or Presidential Decree, with respect to CONTRACTOR, in the following instances:

         (1) If it knowingly has submitted any false statements to the GOVERNMENT which were of a material consideration for the execution of this Agreement;

         (2) If it assigns any interest hereunder contrary to the provisions of Article XXI;

         (3) If it is adjudicated bankrupt by a court of a competent jurisdiction;

         (4) If it does not comply with any final decision reached as the result of court proceedings conducted under Article XXIV(a);

         (5) If it intentionally extracts any mineral other than Petroleum not authorized by this Agreement or without the authority of the GOVERNMENT, except such extractions as may be unavoidable as the result of the operations conducted hereunder in accordance with accepted petroleum industry practice and which shall be notified to the GOVERNMENT or its representative as soon as possible; and

         (6) If it commits any material breach of this Agreement or of the provisions of Law No. 66 of 1953, as amended by Law No. 86 of 1956, which are not contradicted by the provisions of this Agreement.

                  Such cancellation shall take place without prejudice to any rights which may have accrued to the GOVERNMENT I against CONTRACTOR in accordance with the provisions of this
                  Agreement,   and,  in  the  event  of  such  cancellation,
                  CONTRACTOR, shall have the right to remove from the Area all its personal property.

(b) If the GOVERNMENT deems that one of the aforesaid causes (other than a force majeure cause referred to in Article XXIII) hereof exists to cancel this Agreement, the GOVERNMENT shall give CONTRACTOR ninety (90) days written notice personally served on CONTRACTOR's General Manager in the legally official manner and receipt of which is acknowledged by him or by his legal agents, to remedy and remove such cause; but if for any reason such service is impossible due to unnotified change of address, publication in the Official Journal of the GOVERNMENT of such notice shall be considered as valid service upon CONTRACTOR. If at the end of the said ninety (90) day notice period such cause has not been remedied and removed, this Agreement may be canceled forthwith by Order or Presidential Decree as aforesaid; provided however, that if such cause, or the failure to remedy or remove such cause, results from any act or omission of one party, cancellation of this Agreement shall be effective only against that party and not as against any other party hereto.


                                 ARTICLE XXIII

                                 FORCE MAJEURE

(a) The non-performance or delay in performance by EGPC and CONTRACTOR, or either of them of any obligation under this Agreement shall be excused if, and. to the extent that, such nonperformance or delay is caused by force majeure. The period of any such non-performance or delay, together with such period as may be necessary for the restoration of any damage done during such delay, shall be added to the time given in this Agreement for the performance of such obligation and for the performance of any obligation dependent thereon and consequently, to the term of this Agreement, but only with respect to the block or blocks affected.



(b) "Force Majeure" within the meaning of this Article XXIII, shall be any order, regulation or direction of the GOVERNMENT of the ARAB REPUBLIC OF EGYPT, or the Government of the REPBULIC OF IRELAND or the Government of CANADA, with respect to CONTRACTOR whether promulgated in the form of a law or otherwise or any act of God, insurrection, riot, war, strike, and other labor disturbance, fires, floods or any cause not due to the fault or negligence of EGPC and CONTRACTOR or either of them, whether or not similar to the foregoing, provided that any such cause is beyond the reasonable control of EGPC and CONTRACTOR, or either of them.

(c) Without prejudice to the above and except as may be otherwise provided herein, the GOVERNMENT shall incur no responsibility whatsoever to EGPC and CONTRACTOR, or either of them for any damages, restrictions or loss arising in consequence of such case of force majeure except a force
        majeure  caused  by  the  order,   regulations   or--direction   of  the
        GOVERNMENT.

(d) If the force majeure event occurs during the initial Exploration period or any extension thereof and continues in effect for a period of six (6) months CONTRACTOR shall have the option upon ninety (90) days prior Written notice to EGPC to terminate its obligations hereunder without further liability of any kind.


                                  ARTICLE XXIV

                            DISPUTES AND ARBITRATION

(a) Any dispute, controversy or claim arising out of or relating to this Agreement or the breach, termination or invalidity thereof, between the GOVERNMENT and the parties shall be referred to the jurisdiction of the appropriate A.R.E. Courts and shall be finally settled by such Courts.

(b) Any dispute, controversy or claim arising out of or relating to this Agreement, or breach, termination or Invalidity thereof between EGPC and CONTRACTOR shall be settled by arbitration in accordance with the Arbitration Rules of the Cairo Regional Center for International Commercial Arbitration (the Center) in effect on the date of this Concession Agreement. The award of the arbitrators shall be final and binding on the parties.

(c)     The number of arbitrators shall be three (3).

(d) Each party shall appoint one arbitrator. If, within thirty (30) days after receipt of the claimant's notification of the appointment of an arbitrator the respondent has not notified the claimant in writing of the name of the arbitrator he appoints, the claimant may request the Center to appoint the second arbitrator.

(e) The two arbitrators thus appointed shall choose the third arbitrator who will act as the presiding arbitrator of the tribunal. If within thirty
        (30) days after the appointment of the second arbitrator, the two arbitrators have not agreed upon the choice of the presiding arbitrator, then either party may request the Secretary General of the Permanent Court of Arbitration at the Hague to designate the appointing authority. Such appointing authority shall appoint the presiding arbitrator in the same way as a sole arbitrator would be appointed under Article 6.3 of the UNCITRAL Arbitration Ru'les. Such presiding arbitrator shall be a person of a nationality other than the A.R.E. or IRELAND or CANADA and of a country which has diplomatic relations with both the A.R.E., and IRELAND and CANADA, and who shall have no economic interests in the Petroleum business of the signatories hereto.

(f)     Unless  otherwise  agreed  by  the  parties  to  the  arbitration,   the
        arbitration, including the making of the award, shall take place in Cairo, A.R.E.

(g) The decision of a majority of the arbitrators shall be final and binding upon the Parties and the arbitral award rendered shall be final and conclusive. Judgment on the arbitral award rendered, may be entered in any court having Jurisdiction or application may be made in such court for a judicial acceptance of the award and for enforcement, as the case may be.

(h) Egyptian Law shall apply to the dispute except that in the event of any conflict between Egyptian Laws and this Agreement the provisions of this Agreement (including the arbitration provision) shall prevail. The arbitration shall be conducted in the English language.

(i) EGPC and CONTRACTOR agree that if, for whatever reason, arbitration in accordance with the above procedure cannot take Place, or is likely to take place under circumstances for CONTRACTOR which could prejudice CONTRACTOR's right to fair arbitration, all disputes, controversies or claims arising out of or relating to this Agreement or the breach, termination or invalidity thereof shall be settled by ad hoc arbitration in accordance with the UNCITRAL Rules in effect on the Effective Date.


                                   ARTICLE XXV

                                STATUS OF PARTIES



(a) The rights, duties, obligations and liabilities in respect of EGPC and CONTRACTOR hereunder shall be several and not joint or collective, it being understood that this Agreement shall not be construed as constituting an association or corporation or partnership.

(b)    Each CONTRACTOR  MEMBER shall be subject to the laws of the place where
       it  is   incorporated   regarding   its  legal   status  or   creation,
       organization, charter and by-iawsg shareholding, and ownership. Each CONTRACTOR MEMBER's shares of capital which are entirely held abroad shall not be negotiable in the A.R.E. and shall not be offered for public subscription nor shall be subject to the stamp tax on capital shares nor any tax or duty in the A.R.E. CONTRACTOR shall be exempted from the application of Law No. 159 of 1981 as amended.

(c) All CONTRACTOR MEMBERS shall be jointly and severally liable for the performance of the obligations of CONTRACTOR under this Agreement.


                                  ARTICLE XXVI

                              LOCAL CONTRACTORS AND

                          LOCALLY MANUFACTURED MATERIAL


CONTRACTOR or Operating Company, as the case rnay be, and their contractors shall:

(a) Give priority to local contractors and sub-contractors, including EGPC's Affiliated Companies as long as their performance is comparable with international performance and the prices of their services are not higher than the prices of other contractors and sub-contractors by more than ten percent (10%).

(b) Give preference to locally manufactured material, equipment, machinery and consumables so long as their quality and time of delivery are comparable to internationally available material, equipment, machinery and consumables. However, such material, equipment, machinery and consumables may be imported for operations conducted hereunder if the local price of such items at CONTRACTOR's or Operating Company's operating base in A.R.E. is more than ten percent (10%) higher than the price of such imported items before customs duties, but after transportation and insurance costs have been added.


                                  ARTICLE XXVII

                                   ARABIC TEXT

The Arabic version of this Agreement shall, before the courts of A.R.E. be referred to in construing or interpreting this Agreement; provided however, that in any arbitration pursuant to Article XXIV herein between EGPC and CONTRACTOR the English and Arabic versions shall both be referred to as having equal force in construing or interpreting the Agreement.


                                 ARTICLE XXVIII

                                     GENERAL

The headings or titles to each of the Articles to this Agreement are solely for the convenience of the parties hereto and shall not be used with respect to the interpretation of said Articles.

Nothing in this Agreement shall be constructed as constituting any relationship to any petroleum concession agreement heretofore entered into by the parties and each of these agreements shall be treated separately and independently in all respects, including but not limited to royalties, taxes and the computation of the net profits of EGPC, DUBLIN and TANGANYIKA respectively, except where this Agreement expressly provides to the contrary.


                                  ARTICLE XXIX

                           APPROVAL OF THE GOVERNMENT

This Agreement shall not be binding upon any of the parties hereto unless and until a law is issued by the competent authorities of the A.R.E. authorizing the Minister of Petroleum to sign this Agreement and giving this Agreement full force and effect of law notwithstanding any countervailing Governmental enactment, and the Agreement is signed by the GOVERNMENT, EGPC, and CONTRACTOR.

DUBLIN INTERNATIONAL PETROLEUM (EGYPT) LIMITED

BY ---------------------------------

TANGANYIKA OIL COMPANY LTD.


BY ---------------------------------


EGYPTIAN GENERAL PETROLEUM CORPORATION

BY  ---------------------------------


ARAB REPUBLIC OF EGYPT

By: ---------------------------------

Date:  ------------------------------

                                    ANNEX "A"

                              CONCESSION AGREEMENT
                                     BETWEEN
                           THE ARAB REPUBLIC OF EGYPT
                                       AND
                     EGYPTIAN GENERAL PETROLEUM CORPORATION.
                                       AND
                 DUBLIN INTERNAITONAL PETROLEUM (EGYPT) LIMITED
                                       AND
                           TANGANYIKA OIL COMPANY LTD.
                                       IN
                                WEST GHARIB AREA
                                 EASTERN DESERT
                                     A.R.E.

                   BOUNDARY DESCRIPTION OF THE CONCESSION AREA

Annex  "B" is a  provisional  illustrative  map at an  approximate  scale of (1:
600,000) showing the Area covered and affected by this Agreement.
The Area measure approximately (two thousand five hundred and thirty (2530) square kilometers).

- It is to be noted that the delineation lines of the Area in Annex "B" are intended to be only illustrative and provisional and may not show accurately their true position in relation to existing monuments and geographical features.

     Coordinates of the corner points of the Area are given in the following table which forms an integral part of Annex "A":

                             BOUNDARY COORDINATES OF
                       WEST GHARIB AREA IN EASTERN DESERT

POINT.NO.                LAT. NORTH               LONG. EAST
---------                ----------               ----------
    1                    28    42'  00.000"       Intersection of Lat 280
                                                  with shore line of west b
                                                  of G.O.S.to point 2
    2                    28    33'  39.510"          32   55'   3.55"
    3                    28    32'  03.980"          32   53'  13.490
    4                    28    18'  00.000"          33   04'  21.400"
    5                    28    18'  00.000"          33   03'  13.600"
    6                    28    18'  26.980"          33   02'  55.940"
    7                    28    16'  59.050"          32   58'  27.000"
    8                    28    10'  37.560"          33   02'  03.880"
    9                    28    12'  55.380"          33   06'  32.660"
   10                    28    10'  58.950"          33   07'  48.650"
   11                    28    ll'  34.698"          33   08'  58.460"
   12                    28    09'  02.779"          33   10'  58.484"
   13                    28    08'  24.000"          33   09'  55.990"
   14                    28    03'  58.000"          33   13'  25.990"
   15                    28    03'  00.000"          33   12'  00.000"
   16                    27    56'  00.000"          33   12'  00.000"
   17                    27    52'  02.417"          33   15'  14"
   18                    27    47'  11.821"          33   10'  04.354"
   19                    28    08'  22.463"          32   47'  25.847"
   20                    28    ll'  18.722"          32   50'  37.709"
   21                    28    20'  25.584"          32   41'  16.940"
   22                    28    21'  21.485"          32   42'  13.658"
   23                    28    30'  57.046"          32   32'  33.338"
   24                    28    42'  00.000"          32   45'  06.944"

              EXCLUDED DEVELOPMENT LEASE AREA DELINEATED BY POINTS


POINT NO.                LAT. NORTH               LONG. EAST
---------                ----------               ----------

    1                    28 27'  00.000"          32 54'  45.000"
    2                    28 23'  30.000"          32 54'  45.000"
    3                    28 23'  30.000"          32 53'  30.000"
    4                    28 23'  00.000"          32 53'  30.000"
    5                    28 23'  00.000"          32 56'  30.000"
    6                    28 20'  30.000"          32 56'  30.000"
    7                    28 20'  30.000"          32 53'  30.000"
    8                    28 21'  00.000"          32 53'  30.000"
    9                    28 21'  00.000"          32 50'  30.000"
   10                    28 27'  00.000"          32 50'  30.000"

                                    ANNEX "B"

                       CONCESSION AGREEMENT FOR PETROLEUM
                          EXPLORATION AND EXPLOITATION
                                     BETWEEN
                             ARAB REPUBLIC OF EGYPT
                                       AND
                     EGYPTIAN GENERAL PETROLEUM CORPORATION
                                       AND
                 UBLIN INTERNATIONAL PETROLEUM (EGYPT) LIMITED
                                       AND
                           TANGANYIKA OIL COMPANY LTD.
                                       IN
                                WEST GHARIB AREA
                                 EASTERN DESERT
                                      A.R.E
                                SCALE 1 : 600,000

                                   ANNEX "C"

                              LETTER OF GUARANTEE

Letter of Guarantee No ----- Cairo, EGYPTIAN GENERAL PETROLEUM CORPORATION.

Gentlemen,

The undersigned, National Bank of Egypt, as Guarantor, hereby guarantees to the EGYPTIAN GENERAL PETROLEUM CORPORATION (hereinafter referred to as "EGPC") to the limit of five million (5,000,000) U.S. Dollars, the performance by "DUBLIN INTERNATIONAL PETROLEUM (EGYPT) LIMITED." and TANGANYIKA OIL COMPANY LTD., (hereinafter referred to as "CONTRACTOR") of their obligations required for Exploration operations to spend a minimum of five million (5,000,000) U.S. Dollars during the initial three (3) years of the Exploration period under
Article IV of that certain Concession Agreement (hereinafter referred to as the "Agreement") covering that Area described in Annexes "A" and "B" of said Agreement, by and between the Arab Republic of Egypt (hereinafter referred to as ("A.R.E."), EGPC and CONTRACTOR, dated -------.

It is understood that this Guarantee and the liability of the Guarantor hereunder shall be reduced quarterly, during the period of expenditure of said five million (5,000,000) U.S. Dollars by the amount of money expended by CONTRACTOR for such Exploration operations during each such quarter. Each such reduction shall be established by the joint written statement of CONTRACTOR and EGPC.

In the event of a claim by EGPC of non-performance or surrender of the Agreement on the part of CONTRACTOR prior to fulfilment of said minimum expenditure obligations under Article IV of the Agreement, there shall be no liability on the undersigned Guarantor for payment to EGPC unless and until such liability has been established by written statement of EGPC setting forth the amount due under the Agreement.

It is a further condition of this Letter of Guarantee that:

(1) This Letter of Guarantee will become available only provided that the Guarantor will have been informed in writing by CONTRACTOR and EGPC that the Agreement between CONTRACTOR, A.R.E. and EGPC has become effective according to its-terms, and said Guarantee shall become effective on the Effective Date of said Agreement.

 (2)     This Letter of Guarantee shall in any event automatically expire:

         (a) Three(3) yearsand Six(6)effective, or months after the date it becomes effective. or

         (b) At such time as the total of the amounts shown on quarterly joint statements of EGPC and CONTRACTOR equals or exceeds the amount of said minimum expenditure obligation, whichever is earlier.

(3) Consequently, any claim, in respect thereof should be made to the Guarantor prior to either of said expiration dates at the latest accompanied by EGPC's written statement, setting forth the amount of under-expenditure by CONTRACTOR to the effect that:

         (a) CONTRACTOR has failed to perform its expenditure obligations referred to in this Guarantee, and

         (b) CONTRACTOR has failed to pay the expenditure deficiency to EGPC.

Please return to us this Letter of Guarantee in the event it does not become effective, or upon the expiry date.


Yours Faithfully,



BY:  -----------------------


ACCOUNTANT:  ------------------



MANAGER:  ------------------------

                                   ANNEX "D"

                          CHARTER OF OPERATING COMPANY

                                   ARTICLE I

A joint stock company having the nationality of the ARAB REPUBLIC OF EGYPT shall be formed with the authorization of the GOVERNMENT in accordance with the provisions of this Agreement referred to below and of this Charter.

The Company shall be subject to all laws and regulations in force in the A.R.E. to the extent that such laws and regulations are not inconsistent with the provisions of this Charter and the Agreement referred to below.


                                   ARTICLE II

The name of the Operating Company shall be mutually agreed upon between EGPC and CONTRACTOR on the date of the Commercial Discovery and shall be subject to the approval of the Minister of Petroleum.


                                  ARTICLE III

The Head Office of Operating Company shall be in the A.R.E. in Cairo.


                                   ARTICLE IV

The object of Operating Company is to act as the agency through which EGPC and CONTRACTOR, carry out and conduct the Development operations required in accordance with the provisions of the Agreement signed on the ------ day of --------------- by and between the ARAB REPUBLIC OF EGYPT, THE EGYPTIAN GENERAL PETROLEUM CORPORATION and CONTRACTOR covering Petroleum operations in West Gharib Area in Eastern Desert described therein.

Operating Company shall be the agency to carry out and conduct Exploration operations after the date of Commercial Discovery pursuant to Work Programs and Budgets approved in accordance with the Agreement.

Operating Company shall keep account of all costs, expenses and expenditures for such operations under the terms of the Agreement and Annex "E" thereto.

Operating Company shall not engage iri any business or undertake any activity beyond the performance of said operations unless otherwise agreed upon by EGPC and CONTRACTOR.


                                   ARTICLE V

The authorized capital of Operating Company is twenty thousand Egyptian Pounds divided into five thousand shares of common stock with a value of four Egyptian Pounds per share having equal voting rights, fully paid and non-assessable.

EGPC and CONTRACTOR shall each pay for, hold and own, throughout the life of Operating Company, one half (112) of the capital stock of Operating Company provided that only in the event that either party should transfer or assign the whole or any percentage of its ownership interest in the entirety of the Agreement, may such transferring or .assigning party transfer or assign any of the capital stock of Operating Company and, in that event, such transferring or assigning party (and its successors and assignees) must transfer and assign a stock interest in Operating Company equal to the transferred or assigned whole or percentage of its ownership interest in the entirety of the said Agreement.


                                   ARTICLE VI

Operating Company shall not own any right, title, interest or estate in or under the Agreement or any Development Lease created thereunder or in any of the Petroleum produced from any Exploration Block or Development Lease thereunder or in any of the assets, equipment or other property obtained or used in connection therewith, and shall not be obligated as a principal for the financing or performance of any of the duties or obligations of either EGPC or CONTRACTOR under the Agreement. Operating Company shall not make any profit from any source whatsoever.


                                  ARTICLE VII

Operating Company shall be no more than an agent for EGPC and CONTRACTOR. Whenever it is indicated herein that Operating Company shall decide, take action or make a proposal and the like, it is understood that such decision or judgment is the result of the decision or judgment of EGPC, CONTRACTOR or EGPC and CONTRACTOR, as may be required by the Agreement.


                                  ARTICLE VIII

Operating Company shall have a Board of Directors consisting of eight (8) members, four (4) of whom shall be designated by EGPC and the other four (4) by CONTRACTOR. The Chairman shall be designated by EGPC and shall also be a Managing Director. CONTRACTOR shall designate the General Manager who shall also be a Managing Director.

                                   ARTICLE IX

Meetings of the Board of Directors shall be valid if a majority of the Directors are present and any decision taken at such meetings must have the affirmative vote of five (5) or more of the Directors; provided, however, that any Director may be represented and vote by proxy held by another Director.


                                   ARTICLE X

General meetings of the Shareholders shall be valid if a majority of the capital stock of Operating Company is represented thereat. Any decision taken at such meetings must have the affirmative vote of Shareholders owning or representing a majority of the capital stock.


                                   ARTICLE XI

The Board of Directors shall approve the regulations covering the terms and conditions of employment of the personnel of Operating Company employed directly by Operating Company and not assigned thereto by CONTRACTOR and EGPC.

The Board shall, in due course, draw up the By-Laws of Operating Company, and such By-Laws shall be effective upon being approved by a General Meeting of the Shareholders, in accordance with the provisions of Article X hereof.


                                  ARTICLE XII

Operating Company shall come into existence within thirty (30) days after the date of Commercial Oil Discovery or within thirty (30) days after signature of a Gas Sales Agreement or commencement of a scheme to dispose of Gas, as provided for in the Agreement (unless otherwise agreed by EGPC and CONTRACTOR).

The duration of Operating Company shall be for a period equal to the duration of the said Agreement, including any renewal thereof, unless otherwise agreed by EGPC and CONTRACTOR.

The Operating Company shall be wound up if the Agreement referred to above is terminated for any reason as provided for therein.

DUBLIN INTERNATIONAL- PETROLEUM (EGYPT) LIMITED



BY ---------------------------



TANGANYIKA OIL COMPANY LTD.



BY ---------------------------



EGYPTIAN GENERAL PETROLEUM CORPORATION



BY --------------------------

                                   ANNEX "E"

                              ACCOUNTING PROCEDURE

                                   ARTICLE I

                               GENERAL PROVISIONS

(a) Definitions:

     The definitions contained in Article I of the Agreement shall apply to this Accounting Procedure and have the same meanings.

(b) Statements of activity:

 (1) CONTRACTOR shall, pursuant to Article IV of this Agreement, and until the coming into existence of the Operating Company - in accordance with
        Article VI of the Agreement - render to EGPC within thirty (30) days of the end of each calendar quarter a Statement of Exploration Activity reflecting all charges and credits related to the Exploration operations for that quarter summarized by appropriate classifications indicative of the nature thereof.



 (2) Following its coming into existence, Operating Company shall render to EGPC and CONTRACTOR within fifteen (15) days of the end of each calendar quarter a Statement of Development and Exploration Activity reflecting all charges and credits related to the Development and Exploration operations for that quarter summarized by appropriate classifications indicative of the nature thereof, except that items of controllable material and unusual charges and credits shall be detailed.

(c) Adjustments and Audits:

 (1)    Each quarterly  Statement of Exploration  Activity pursuant to Article I
        (b) (1) of this Annex shall conclusively be presumed to be true and correct after three (3) months . following the receipt of each Statement by EGPC unless within the said three (3) months EGPC takes written exception thereto pursuant to Article IV (f) of the Agreement. During the said three (3) month period supporting documents will be available for inspection by PGPC during all working hours.

        CONTRACTOR will have the same audit rights on Operating Company Statements as EGPC under this sub-paragraph.

(2) All Statements of Development and Exploration Activity for any calendar quarter pursuant to Article I (b) (2) of this Annex, shall conclusively be presumed to be true and correct three (3) months following the receipt of such Statement, unless within the said three (3) months period F-GPC or CONTRACTOR takes written exception thereto. Pending expiration of said three (3) months EGPC or CONTRACTOR or both of them shall have the right to audit Operating Company accounts, records and supporting documents for such quarter in the same manner as provided in
        Article IV (f) of the Agreement.

(d) Currency Exchange:

        CONTRACTOR's books for Exploration and Operating Company's books for Development and Exploration, if any, shall be kept in the A.R.E. in U.S. Dollars. All U.S. Dollar expenditures shall be charged in the amount expended. All Egyptian Pounds expenditures shall be converted to U.S. Dollars at the applicable rate of exchange issued by the Central Bank of Egypt on the first day of the month in which expenditures are recorded, and all other non-U.S. Dollar expenditures shall be translated to U.S. Dollars at the buying rate of exchange for such currency as quoted by National Westminster Bank Limited, London at 10.30 a.m. G.M.T., on the first day of the month in which expenditures are recorded. A record shall be kept of the exchange rates used in translating Egyptian Pounds or other non-U.S Dollar expenditures to U.S. Dollars.

(e) Precedence of Documents:

        In the event of any inconsistency or conflict between the provisions of this Accounting Procedure and the provisions of the Agreement treating the same subject differently, then the provisions of the Agreement shall prevail.

(f) Revision of Accounting Procedure:

       By mutual agreement between EGPC and CONTRACTOR, this Accounting Procedure may be revised in writing from time to time in the light of future arrangements.

(g) No Charge for Interest on Investment:

       Interest on investment or any bank fees, charges or commissions related to any bank guarantees shall not at any time be charged as recoverable costs under the Agreement.


                                   ARTICLE II

                        COSTS, EXPENSES AND EXPENDITURES

Subject to the provisions of the Agreement, CONTRACTOR shall alone bear and, directly or through Operating Company, pay the following costs and expenses, which costs and expenses shall be classified and allocated to the activities according to sound and generally accepted accounting principles and treated and recovered in accordance with Article VII of this
Agreement:

(a) Surface Rights:

      All direct cost attributable to the acquisition, renewal or relinquishment of surface rights acquired and maintained in force for the Area.

(b) Labor and Related Costs:

(1) Salaries and Wages of CONTRACTOR's or Operating Company's employees, as the case may be, directly engaged in the various activities under the
        Agreement including salaries and wages paid to geologists and other employees who are temporarily assigned to and employed in such activities. Such salaries and wages to be certified by a certified public accounting firm.

        Reasonable revisions of such salaries and wages shall be effected to take into account changes in CONTRACTOR's policies and amendments of laws applicable to salaries. For the purpose of this Article II (b) and
        Article II (c), salaries and wages shall mean the assessable amounts for A.R.E. Income Taxes, including the salaries during vacations and sick leaves, but excluding all the amounts of the other items covered by the percentage fixed under (2) below.

(2)     For expatriate employees permanently assigned to Egypt:

     1.  All allowances applicable to salaries and wages;

     2.  Cost of established plans; and

3. All travel and relocation costs of such expatriate employees and their families to and from the employee's country or point of origin at the time of employment, at the time of separation, or as a result of transfer from one location to another and for vacation (transportation costs for employees and their families transferring from the A.R.E. to another location other than their country of origin shall not be charged to A.R.E. Operations).

        Costs under this Article II (b)(2) shall be deemed to be equal to fourty seven percent (47%) of basic salaries and wages paid for such expatriate personnel including those paid during vacations and sick leaves as established in CONTRACTOR's international policies, chargeable under
        Article  II (b)  (1), Article II (i), Article II (k) (1) and Article II
        (k)(3) of this Annex.

        However, salaries and wages during vacations, sick leaves and disability are covered by the foregoing percentage. The percentage outlined above shall be deemed to reflect CONTRACTOR's actual costs as of the Effective Date with regard to the following benefits, allowances and costs:

        1.  Housing and Utilities Allowance.

        2.  Commodities and Services Allowance.

        3.  Special Rental Allowance.

        4.  Vacation Transportation Allowance.

        5.  Vacation Travel Expense Allowance.

        6.  Vacation Excess Baggage Allowance.

        7.  Education Allowances (Children of Expatriate Employees).

        8. Hypothetical U.S. Tax Offset (which results in a reduction of the chargeable percentage).

        9.  Storage of Personal Effects.

       10.  Housing Refurbishment Expense.

       11.  Property Management Service Fees.

       12.  Recreation Allowance.
       13.  Retirement Plan.
       14.  Group Life Insurance.
       15.  Group Medical Insurance.
       16.  Sickness and Disability.
       17.  Vacation Plans Paid (excluding Allowable Vacation
            Travel Expenses).
       18.  Savings Plan.
       19.  Educational Assistance.
       20.  Military Service Allowance.
       21.  F.I.C.A.
       22.  Workman's Compensation.
       23.  Federal and State Unemployment Insurance.
       24.  Personnel Transfer Expense.
       25.  National Insurance.
       26. Any other Costs, Allowances and Benefits of a like nature as established in CONTRACTOR's International Policies.


            The percentages outlined above shall be reviewed at intervals of three (3) years from the Effective Date and at such time CONTRACTOR and EGPC will agree on new percentages to be used under this paragraph.

        Revisions of the percentages will take into consideration variances in costs and changes in CONTRACTOR's international policies which change or exclude any of the above allowances and benefits.

        The revised percentages will reflect as nearly as possible CONTRACTOR's actual costs of all its established allowances and benefits and of personnel transfers.

(3) For expatriate employees temporarily assigned to Egypt all allowances, costs of established plans and all travel relocation costs for such expatriates as paid in accordance with CONTRACTOR's international policies. Such costs shall not include any administrative overhead other than what is mentioned in Article (k) (2) of this Annex.

(4) Costs of expenditure or contributions made pursuant to law or assessment imposed by Governmental authority which are applicable to labor cost of salaries and wages as provided under Article II (b) (1), Article II(b)
        (2), Article II(i), Article II(k)(1) and Article II(k)(3) of this Annex.

(c) Benefits, allowances and related costs of national employees B onuses, overtime, customary allowances and benefits on a basis similar to that prevailing for oil companies operating in the A.R.E., all as chargeable under Article II (b) (1), Article II (i), Article II (k) (1) and Article 11 (k) (3) of this Annex. Severance pay will be charged at a fixed rate applied to payrolls which will equal an amount equivalent to the maximum liability for severance payment as required under the A.R.E. Labor Law.

(d)     Material

        Material, equipment and supplies purchased or furnished as such by CONTRACTOR or Operating Company.



        (1) Purchases:

        Material, equipment and supplies purchased shall be at the price paid by CONTRACTOR or Operating Company plus any related cost and after deduction of all discounts actually received.

        (2) Material Furnished by CONTRACTOR:

        Material required for operations shall be purchased directly whenever practicable, except that CONTRACTOR may furnish such material from CONTRACTOR's or CONTRACTOR's

        Affiliated Companies stocks outside the A.R.E. under the following conditions:

        1.     New Material (Condition "A")

        New Material transferred from CONTRACTOR's or CONTRACTOR's Affiliated Companies warehouse or other properties shall be priced at cost, provided that the cost of material supplied is not higher than international prices for material of -- similar quality supplied on similar terms, prevailing at the time such material was supplied.



        2.      Used Material (Conditions "B" and "C")

        a) Material which is in sound and serviceable condition and is suitable for reuse without reconditioning shall be classed as Condition "B" and priced at seventy -five percent (75%) of the price of new material.

        b) Material which cannot be classified as Condition "B" but which is serviceable for original function but substantially not suitable for reconditioning, shall be classed as Condition "C" and priced at fifty percent (50%) of the price of new material.

        c) Material which cannot be classified as Condition "B" or Condition "C" shall be priced at a value commensurate with its use.

        d) Tanks, buildings and other equipment involving erection costs shall be charged at applicable percentage of knocked - down new price.

        (3)    Warranty of Materials Furnished by CONTRACTOR
               CONTRACTOR does not warrant the material furnished beyond or back of the dealer's or manufacturer's Guarantee; and in case of defective material, credit shall not be recorded until adjustment has been received by CONTRACTOR from manufacturers or their agents.

        (e) Transportation and Employee Relocation Costs:



          (1) Transportation of equipment, materials and supplies necessary for the conduct of CONTRACTOR's or Operating Company's activities.

          (2) Business travel and transportation expenses to the extent covered by established policies of CONTRACTOR or with regard to expatriate and national employees, as incurred and paid by, or for, employees in the conduct of CONTRACTOR's or Operating Company's business.

          (3) Employees transportation and relocation costs for national employees to the extent covered by established policies.

        (f) Services:

          (1) Outside services. The costs of contracts for consultants, services and utilities procured from third parties.

          (2) Cost of services performed by EGPC or by CONTRACTOR, or their Affiliated Companies in facilities inside or outside the A.R.E. Regular, recurring, routine services, such as interpreting magnetic tapes and/or other analyses, shall be performed and charged by EGPC and/or CONTRACTOR or their Affiliated Companies at an agreed contracted price. Major projects involving engineering and design services shall be performed by EGPC and/or CONTRACTOR or their Affiliated Companies at a negotiated contract amount.

          (3) Use of EGPC'S, CONTRACTOR's or their Affiliated Companies, wholly owned equipment shall be charged at a rental rate commensurate with the cost of ownership and operation, but not in excess of competitive rates currently prevailing in the A.R.E.



          (4) CONTRACTOR's and CONTRACTOR's Affiliated Companies' rates shall not include any administrative or overhead costs other than what is mentioned in Article II (k) (2).

        (g)     Damages and Losses:

                All costs or expenses, necessary to replace or repair damages or losses incurred by fire, flood, storm, theft, accident or any other cause not controllable by CONTRACTOR or Operating Company through the exercise of reasonable diligence. CONTRACTOR or Operating Company shall furnish EGPC and CONTRACTOR written notice of damages or losses incurred in excess of ten thousand ($10,000) U.S. Dollars per occurrence, as soon as practicable after report of the same has been received by CONTRACTOR or Operating Company.

        (h)     Insurance and Claims:

                The cost of any public liability, property damages and other insurance against liabilities of CONTRACTOR, Operating Company and/or the parties or any of them to their employees and/or outsiders as may be required by the laws, rules and regulations of the GOVERNMENT or as the parties may agree upon. The proceeds of any such insurance or claim collected, less the actual cost of making a claim, shall be credited against operations.

                If no insurance is carried for a particular risk, in accordance with good international oil field practices, all related actual expenditures incurred and paid by CONTRACTOR or Operating

                Company in settlement of any and all losses, claims, damages, judgments and any other expenses, including legal services.

        (i)     Indirect Expenses:

                Camp overhead and facilities such as shore base, warehouses, water systems, road systems, salaries and expenses of field supervisory personnel, field clerks, assistants, and other general employees indirectly serving the Area.


        (j)     Legal Expenses:

                All costs and expenses of litigation, or legal services otherwise necessary or expedient for the protection of the Area, including attorney's fees and expenses as hereinafter provided, together with all judgments obtained against the parties or any of them on account of the operations under the Agreement, and actual expenses incurred by any party or parties hereto in securing evidence for the purpose of defending against any action or claim prosecuted or urged against the operations or the subject matter of the Agreement. In the event actions or claims affecting the interests hereunder shall be handled by the legal staff of one or more of the parties hereto, a charge commensurate with cost of providing and furnishing such services may be made to operations.

        (k)     Administrative Overhead and General Expenses:

          (1) While CONTRACTOR is conducting Exploration operations, the cost of staffing and maintaining CONTRACTOR's head office in the A.R.E. and/or other offices established in the A.R.E. as appropriate other than field offices which will be charged as provided in Article II (i), and excepting salaries of employees of CONTRACTOR who are temporarily assigned to and directly serving on the Area, which will be charged as provided in
                Article II (b) of this Annex.

          (2) CONTRACTOR's administrative overhead outside the A.R.E. applicable to Exploration operations in the A.R.E. during the period prior to the formation of the Operating Company shall be charged each month at the rate of five percent (5%) of total Exploration expenditures, where CONTRACTOR's Explorations operations are carried out by CONTRACTOR itself, provided that no administrative overhead of CONTRACTOR outside the A.R.E. applicable to A.R.E. Exploration operations will be charged while Exploration operations are being conducted following the formations of the Operating Company. No other direct charges as such for CONTRACTOR's administrative overhead outside the A.R.E. will be applied against the Exploration obligations. Examples of the type of costs CONTRACTOR is incurring and charging hereunder due to activities under the Agreement and covered by said percentage are:
                1.  Executive   - Time of executive officers.
                2.  Treasury     - Financial and exchange problems.
                3.  Purchasing - Procuring materials, equipment and supplies.
                4. Exploration and Production-Directing, advising and controlling the entire project.
                5 Other departments such as legal, comptroller and engineering which contribute time, knowledge and experience to the operations.
                The foregoing does not preclude charging for direct service under Article II (f) (2) of this Annex.

          (3) While Operating Company is conducting operations, Operating Company's personnel engaged in general clerical and office work, supervisors and officers whose time is generally spent in the
                main office and not the field,   and  all  employees   generally
                considered as general and administrative and not charged to other types of expense will be charged to operations. Such expenses shall be allocated each month between Exploration and Development operations according to sound and practicable accounting methods.

        (i)    Taxes:

               All taxes, duties or levies paid in the A.R.E. by CONTRACTOR or Operating Company with respect to this Agreement other than those covered by Article III (9) (1) of this Agreement.

        (m)    Continuing CONTRACTOR Costs:

               Costs of CONTRACTOR activities required under the Agreement and incurred exclusively in the A.R.E. after Operating Company is formed. No sales expenses incurred outside or inside the A.R.E. may be recovered as a cost.

         (n)   Other Expenditures:

               Any costs, expenses or expenditures, other than those which are covered and dealt with by the foregoing provisions of this
               Article II, incurred by CONTRACTOR or Operating Company under approved Work Programs and Budgets.


                                   ARTICLE III

                                   INVENTORIES



        (a)    Periodic Inventories, Notice and Representation:

               At reasonable intervals as agreed upon by EGPC and CONTRACTOR inventories shall be taken by Operating Company of the operations materials, which shall include all such materials, physical assets and construction projects. Written notice of intention to take inventory shall be given by Operating Company to EGPC and CONTRACTOR at least thirty (30) days before any inventory is to begin so that EGPC and CONTRACTOR may be represented when any inventory is taken.

               Failure of EGPC and/or CONTRACTOR to be represented at an inventory shall bind them to accept the inventory taken by Operating Company, who shall in that event furnish the party not represented with a copy thereof.

        (b)    Reconciliation and Adjustment of Inventories:

               Reconciliation of inventory shall be made by CONTRACTOR and EGPC, and a list of overages and shortages shall be jointly determined by Operating Company and CONTRACTOR and EGPC, and the inventory adjusted by Operating Company.


                                   ARTICLE IV

                                  COST RECOVERY



        (a)    Statements of Recovery of Costs and of Cost Recovery Petroleum:


               CONTRACTOR shall, pursuant to Article VII of the Agreement, render to EGPC as promptly as practicable but not later than fifteen (15) days after receipt from Operating Company of the Statements for Development and Exploration Activity for the calendar quarter a Statement for that quarter showing:

               1. Recoverable costs carried forward from the previous quarter, if any.
               2. Recoverable costs incurred and paid during the quarter.
               3. Total recoverable costs for the quarter (1) + (2).
               4. Value of Cost Recovery Petroleum taken and separately disposed of by CONTRACTOR for the quarter.
               5. Amount of costs recovered for the quarter.
               6. Amount of recoverable costs carried into the succeeding quarter, if any.
               7. Excess,  if any, of the value of Cost Recovery Petroleum taken and separately disposed of by CONTRACTOR over costs recovered for the quarter.

        (b)    Payments:

               If such Statement shows an amount due to EGPC, payment of that I amount shall be made in U.S. Dollars by CONTRACTOR with the rendition of such Statement. If CONTRACTOR fails to make any such payment to EGPC on the date when such payment is due, then CONTRACTOR shall pay an interest of two and one half percent (2.5%) per annum higher than the London Interbank Borrowing Offered Rate (LIBOR) for three (3) months U.S. Dollars deposits prevailing on the date such interest is calculated. Such interest payment shall not be recoverable.

        (c)    Settlement of Excess Cost Recovery Petroleum:

               EGPC has the right to take its entitlement of Excess Cost Recovery Petroleum under Article VII (a) of the Agreement in kind during the said quarter. A settlement shall be required with the rendition of such Statements in case CONTRACTOR has taken more than its own entitlement of such Excess Cost Recovery Petroleum.

        (d)    Audit Right:

               EGPC shall have a period of twelve (12) months from receipt of any Statement under this Article IV in which to audit and raise objection to any such Statement. EGPC and CONTRACTOR shall any required adjustments. Supporting documents and will be available to EGPC during said twelve (12) month period.

                                   ARTICLE V

                           CONTROL AND MAJOR ACCOUNTS

        (a)    Exploration Obligation Control Accounts:

               CONTRACTOR will establish an Exploration Obligation Control Account and an offsetting contra account to control therein the total amount of Exploration expenditures reported on Statements of activity prepared per Article I (b) (1), less any reductions agreed to by EGPC and CONTRACTOR following written exceptions taken by a non-operator pursuant to Article I (c) (1) of this Annex, in order to determine when minimum Exploration obligations have been met.

        (b)    Cost Recovery Control Account:

               CONTRACTOR will establish a Cost Recovery Control Account and an off-setting contra account to control therein the amount of cost remaining to be recovered, if any, the amount of cost recovered and the value of Excess Cost Recovery Petroleum, if any.

        (c)    Major Accounts:

               For the purpose of classifying costs, expenses and expenditures for Cost Recovery as well as for the purpose of establishing when the minimum Exploration obligations have been met, costs, expenses and expenditures shall be recorded in major accounts including the following:
                  - Exploration Expenditures;
                  - Development Expenditures other than Operating Expenses;
                  - Operating Expenses;
               Necessary sub-accounts shall be used.

               Revenue accounts shall be maintained by CONTRACTOR to the extent necessary for the control of recovery of costs and the treatment of Cost Recovery Petroleum.


                                   ARTICLE VI

                         TAX IMPLEMENTATION PROVISIONS

It is understood that CONTRACTOR shall be subject to Egyptian Income Tax Laws except as otherwise provided in the Agreement, that any A.R.E. Income Taxes paid by EGPC on CONTRACTOR's behalf constitute additional income to CONTRACTOR, and this additional income is also subject to A.R.E. income tax, that is "grossed up".

CONTRACTOR's annual income, as determined in Article III (g) (2) of this Agreement, less the amount equal to CONTRACTOR's grossed-up Egyptian income tax liability, shall be CONTRACTOR's "Provisional Income".

The "gross-up value" is an amount added to Provisional Income to give "Taxable Income", such that the grossed-up value is equivalent to the A.R.E. Income Taxes.

THEREFORE:

Taxable Income = Provisional Income plus Grossed-up Value and
Grossed-up Value = A.R.E. Income Tax on Taxable Income.

If the "A.R.E. Income Tax rate", which means the effective or composite tax rate due to the various A.R.E. taxes levied on income or profits, is constant and not dependent on the level of income, then:

Grossed-up Value = A.R.E. incorne tax rate TIMES Taxable Income.

Combining the first and last equations above

Grossed-up Value=  Provisional income X Tax Rate
                   -----------------------------
                            1 - Tax Rate

where the tax rate is expressed as a decimal.

The above computations are illustrated by the following numerical example. Assuming that the Provisional Income is $10 and the A.R.E. Income Tax rate is forty percent (40%), then the Grossed-up Value is equal to:



                              $ 10 X 0.4 = $ 6.67
                              ----------
                                1 - 0.4

Therefore:

Provisional income                                          $10.00

Plus Grossed-up Value                                         6.67

                                                          ----------
Taxable Income                                              $16.67

Less:        A.R.E. Income Taxes at 40%                     $ 6.67


                                                          ----------
CONTRACTOR's Income after taxes                             $10.00