Form 10KSB/A
period 1998-12-31
DRUCKER INDUSTRIES INC
filed 2000-03-31
CIK 1042053

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

       Delaware                                                 N/A
---------------------------                                 ------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

#1-1035 Richards Street, Vancouver, B.C. Canada                   V6B 3E4
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
                                                                                                                     Inception of
                                                                                                                     Exploration
                                                                                                                     Stage) to
Nixgxia         Shaanxi                                                                                              December
Concession      Concession          West Gharib         1998 Total           1997 Total          1996 Total          31, 1998
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


Name                                        Age                        Title                     Term
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



Title                      Name and                           Amount and                Percent
 of                        Address of                         Nature of                 of
Class                      Beneficial Owner                   Beneficial Interest       Class
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


Title             Name of                            Amount and                         Percent
of                Beneficial                         Nature of                          of
Class             Owner                              Beneficial Ownership               Class
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
                                                                                        512,501

Title             Name of                            Amount and                         Percent
of                Beneficial                         Nature of                          of
Class             Owner                              Beneficial                         Class
                                                     Ownership
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

/s/ Gerald Runolfson
---------------------              President                  September 21, 1999
Gerald Runolfson                   and Director

/s/ Ernest Cheung
----------------------             Secretary                  September 21, 1999
Ernest Cheung                      and Director

/s/ Patrick Pak Ling Chan
----------------------             Director                   September 21, 1999
Patrick Pak Ling Chan

/s/ Joseph S. Tong
----------------------             Director                   September 21, 1999
Joseph S. Tong

                            DRUCKER INDUSTRIES, INC.
                         (An Exploration Stage Company)

                  REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

                            (Stated in U.S. dollars)

                                AUDITORS' REPORT

To the Stockholders,
Drucker Industries, Inc.


We have audited the consolidated balance sheets of Drucker Industries, Inc. as at December 31, 1998 and 1997 and the statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1998 and for the period from inception of the exploration stage, January 1, 1997 to December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1998 and 1997 and the results of its operations and cash flows for each of the years in the three year period ended December 31, 1998 and for the period from inception of the exploration stage, January 1, 1997 to December 31, 1998, in accordance with generally accepted accounting principles in the United States.


Vancouver, Canada                                   /s/ Amisano Hanson
May 4, 1999                                         Chartered Accountants



                                              SEE ACCOMPANYING NOTES
                                             DRUCKER INDUSTRIES, INC.
                                          (An Exploration Stage Company)
                                            CONSOLIDATED BALANCE SHEETS
                                            December 31, 1998 and 1997
                                             (Stated in U.S. dollars)


                                                     ASSETS                        1998                 1997
                                                     ------                        ----                 ----
Current
   Cash and term deposits - Note 3                                           $      2,763,628     $      3,238,576
   Accrued interest receivable                                                          5,483                    -
   Prepaid expenses                                                                     2,269                    -
   Advances receivable - Note 6                                                             -              250,709

Total current assets                                                                2,771,380            3,489,285
Oil and gas projects - Note 4                                                       1,262,106            1,275,217

                                                                             $      4,033,486     $      4,764,502

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current
   Accounts payable and accrued expenses - Note 6                            $         47,455     $         86,539
   Advance payable - Note 6                                                                 -               50,802

Total current liabilities                                                              47,455              137,341

Stockholders' Equity - Note 5
   Common stock $.001 par value, authorized 50,000,000 shares:
    32,476,250 shares issued and outstanding                                           32,115               32,115
Additional paid-in capital                                                          6,306,803            6,306,803
Deficit accumulated during the exploration stages                               (   2,352,887)       (   1,711,757)

Total stockholders' equity                                                          3,986,031            4,627,161

                                                                             $      4,033,486     $      4,764,502



Nature and Continuance of Operations - Note 1
Commitment - Note 5
Subsequent Event - Note 10








APPROVED BY THE BOARD:

/s/ Gerry Runolfson                            /s/ Ernest Cheung
--------------------, Director                 ----------------- , Director
"Gerry Runolfson"                              "Ernest Cheung"



                                             DRUCKER INDUSTRIES, INC.
                                          (An Exploration Stage Company)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                               for the years ended December 31, 1998, 1997 and 1996
                           and January 1, 1997 (Date of Inception of Exploration Stage)
                                               to December 31, 1998
                                             (Stated in U.S. dollars)


                                                                                                   January 1, 1997
                                                                                                      (Date of
                                                                                                    Inception of
                                                                                                     Exploration
                                                                                                      Stage) to
                                                           Year ended December 31,                  December 31,
                                             -----------------------------------------------------
                                                   1998              1997              1996             1998
                                                   ----              ----              ----             ----
Interest income                              $  (    157,538)  $  (    135,266)  $             -  $  (    292,804)

General and administrative expenses
 - Schedule 1                                        182,405           247,566             3,118          429,971

Fiscal agent fees                                          -             3,719                 -            3,719

Dry hole expenses - Schedule 2                        40,403           147,281                 -          187,684

Exploration expenses - Schedule 3                    575,860           286,514                 -          862,374

Net loss                                     $  (    641,130)  $  (    549,814)  $  (      3,118) $  (  1,190,944)

Net loss per share                           $  (      0.02)   $  (      0.02)   $  (      0.00)

Weighted average shares outstanding               32,476,250        30,167,056        26,554,183




                                              SEE ACCOMPANYING NOTES
                                                                                                      .../Continued
                                             DRUCKER INDUSTRIES, INC.
                                          (An Exploration Stage Company)
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                          for the years ended  December  31, 1989 to December 31, 1998 and  February 4, 1971 (Date of  Inception) to December 31, 1998
                                             (Stated in U.S. dollars)

                                                                                           Deficit
                                                                                           Additional   Accumulated
                                                                     Common Stock          Paid-in      During
                                                             Shares             Amount     Capital      Exploration Stages    Total
Shares issued to acquire Monetary Metals, Inc.                   675,000   $       675   $   (  675)     $        -     $         -
Shares  issued to  acquire  net  assets of  Drucker  Sound
 Design Corporation                                            2,700,000         2,700       65,046               -          67,746
Net loss from inception to December 31, 1989                           -             -            -      $   (8,115)        ( 8,115)
Net loss for year ended December  31, 1990                             -             -            -        (144,333)       (144,333)
Five for one forward split of outstanding shares              13,500,000        13,500      (13,500)              -               -
Funds contributed by stockholder                                       -             -      124,196               -         124,196
Sale of units for cash, September 1991                         1,050,000         1,050      103,950               -         105,000
Sale of units for cash, December 1991                            750,000           750       74,250               -          75,000
Shares issued to settle debts                                     52,500            53        5,197        (  5,250)              -
Shares issued to directors as compensation                       450,000           450       44,550         (45,000)              -
Correct funds contributed to stockholders                              -             -      (24,990)              -         (24,990)
Interest on note payable                                               -             -            -          (7,370)        ( 7,370)
Net loss for year ended December 31, 1991                              -             -            -         (38,417)        (38,417)

Balance, December 31, 1991, as previously reported            19,177,500        19,178      378,024        (248,485)        148,717
Adjustments to previously reported amounts:
   Fiscal agent fees                                                   -             -      (18,000)       (  7,300)        (25,300)

Balance, December 31, 1991, as restated                       19,177,500        19,178      360,024        (255,785)        123,417

Sale of common stock, March 1992                                 700,000           700       69,300               -          70,000
Sale of common stock, September 1992                             500,000           500       54,500               -          55,000
Net loss for year ended December 31, 1992                              -             -            -         (78,078)       ( 78,078)

Balance, December 31, 1992, as previously reported            20,377,500        20,378      483,824        (333,863)        170,339
Adjustments to previously reported amounts:
   Fiscal agent fees                                                   -             -      (12,500)        (20,600)        (33,100)

Balance, December 31, 1992, as restated                       20,377,500        20,378      471,324        (354,463)        137,239





                                              SEE ACCOMPANYING NOTES
                                             DRUCKER INDUSTRIES, INC.
                                          (An Exploration Stage Company)
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                          for the years ended  December  31, 1989 to December 31, 1998 and  February 4, 1971 (Date of  Inception)  to December 31, 1998
                                             (Stated in U.S. dollars)


                                                                                                            Deficit
                                                                                         Additional   Accumulated During
                                                                  Common Stock            Paid-in     Exploration Stages
                                                          Shares            Amount        Capital                            Total
Balance forward, December 31, 1992, as restated         20,377,500        20,378         471,324      (   354,463)          137,239
Net loss for the year ended December 31, 1993                    -             -               -      (   134,081)      (   134,081)

Balance, December 31, 1993                              20,377,500        20,378         471,324      (   488,544)            3,158

Adjustment to previously reported amounts:
   Fiscal agent fees                                             -             -               -      (    27,280)      (    27,280)

Balance, December 31, 1993, as restated                 20,377,500        20,378         471,324      (   515,824)      (    24,122)

Sale of common stock, July, 1994                           200,000           200          29,800                -            30,000

Fiscal agent fees                                                -             -     (     3,000)               -       (     3,000)

Net loss for the year ended December 31, 1994                    -             -               -      (   563,546)      (   563,546)

Balance, December 31, 1994                              20,577,500        20,578         498,124      ( 1,079,370)      (   560,668)

Shares issued to settle debts                            5,976,683         5,977         596,739                -           602,716

Net loss for the year ended December 31, 1995                    -             -               -      (    79,455)      (    79,455)

Balance, December 31, 1995                              26,554,183        26,555       1,094,863       (1,158,825)       (   37,407)

Shares issued to settle debts                              380,002           380          37,620                -            38,000

Net loss for the year ended December 31, 1996                    -             -               -      (     3,118)      (     3,118)

Balance, December 31, 1996                              26,934,185        26,935       1,132,483      (1,161,943)       (    2,525)




                                             DRUCKER INDUSTRIES, INC.
                                          (An Exploration Stage Company)
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                          for the years ended  December  31, 1989 to December 31, 1998 and  February 4, 1971 (Date of  Inception)  to December 31, 1998
                                             (Stated in U.S. dollars)


                                                                                                        Deficit
                                                                                      Additional   Accumulated During
                                                            Common Stock               Paid-in     Exploration Stages
                                                    Shares                Amount       Capital                          Total
Balance forward, December 31, 1996                   26,934,185          26,935      1,132,483      (  1,161,943)       (     2,525)

Sale of common stock, May, 1997                       5,179,500           5,180      5,174,320                 -          5,179,500

Shares issued for finder's fee                          362,565               -              -                 -                  -

Net loss for the year ended December 31, 1997                 -               -              -      (    549,814)       (   549,814)

Balance, December 31, 1997                           32,476,250          32,115      6,306,803      (  1,711,757)         4,627,161

Net loss for the year ended December 31, 1998                 -               -              -      (    641,130)       (   641,130)

Balance, December 31, 1998                           32,476,250      $   32,115     $6,306,803     $(  2,352,887)    $    3,986,031





                                                       SEE ACCOMPANYING NOTES

                                                    DRUCKER INDUSTRIES, INC.
                                                 (An Exploration Stage Company)
                                              CONSOLIDATED  STATEMENTS  OF  CASH FLOW
                                       for the  years  ended  December  31, 1998, 1997 and 1996
                                     and January 1, 1997(Date of Inception of Exploration Stage)
                                                        to December 31, 1998
                                                      (Stated in U.S. dollars)
                                                                                                 January 1, 1997
                                                                                                    (Date of
                                                                                                    Inception
                                                                                                 of Exploration
                                                                                                    Stage) to
                                                          Year ended December 31                  December 31,
                                            ----------------------------------------------------
                                                  1998             1997              1996             1998
                                                  ----             ----              ----             ----
Cash flow from operating activities:
   Net loss                                 $ (     641,130) $ (     549,814)  $ (       3,118) $ (   1,190,944)
   Add items not affecting cash:
     Capital assets written-off                      40,288                -                 -           40,288
     Write-off of advances                           31,285                -                 -           31,285

                                              (     569,557)   (     549,814)    (       3,118)   (   1,119,371)
   Net changes in non-cash working capital items related to operations:
    Accrued interest receivable               (       5,483)               -                 -    (       5,483)
    Prepaid expenses                          (       2,269)               -                 -    (       2,269)
    Advances receivable                             250,709    (     250,709)                -                -
    Accounts payable and accrued
     expenses                                 (      39,084)          84,014            12,118           44,930

Net cash provided by (used in) operating
 activities                                   (     365,684)   (     716,509)            9,000    (   1,082,193)


Cash flow used in investing activity
   Oil and gas project costs                  (      58,462)   (   1,224,415)    (      50,802)   (   1,282,877)

Cash flow from financing activities:
   Proceeds from sale of common stock                     -        5,179,500                 -        5,179,500
   Due to a related party                                 -                -     (       9,000)               -
   Advance payable                            (      50,802)               -            50,802    (      50,802)

Net cash provided by (used in )
 financing activities                         (      50,802)       5,179,500            41,802        5,128,698

Net increase (decrease) in cash               (     474,948)       3,238,576                 -        2,763,628
Cash, beginning of period                         3,238,576                -                 -                -

Cash and term deposits, end of period       $     2,763,628  $     3,238,576   $             -  $     2,763,628



Supplemental disclosures of cash flows:
Stock issued for payment of accounts payable in 1996 - $38,000 (1995: $243,716) Stock issued for payment of promissory note in 1995 - $359,000


                                                                                   Schedule 1
                                                     SEE ACCOMPANYING NOTES

                                                   DRUCKER INDUSTRIES, INC.
                                                (An Exploration Stage Company)
                                CONSOLIDATED SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
                                   for the years  ended  December  31,  1998, 1997 and 1996
                                 and  January  1,  1997  (Date of Inception of Exploration Stage)
                                                      to December 31, 1998
                                                     (Stated in US Dollars)


                                                                                                   January 1, 1997
                                                                                                      (Date of
                                                                                                    Inception of
                                                                                                     Exploration
                                                                                                      Stage) to
                                                                                                    December 31,
                                                   1998              1997              1996             1998
                                                   ----              ----              ----             ----
Accounting and audit fees                    $        44,651   $         9,539   $         2,745  $        54,190
Advances written-off - Note 6                         24,061                 -             3,138           24,061
Consulting - Note 6                                   38,288            32,185                 -           70,473
Foreign exchange                                       1,111      (        778)     (      3,138)             333
Investor relations costs                               9,834            46,689                 -           56,523
Interest and bank charges                                619               406                 -            1,025
Legal                                                 12,104            59,795                 -           71,899
Office and general - Note 6                           29,957            46,576               373           76,533
Rent - Note 6                                          8,020             7,376                 -           15,396
Transfer agent fees                                    2,718                 -                 -            2,718
Travel                                                11,042            45,778                 -           56,820

                                             $       182,405   $       247,566   $         3,118  $       429,971


                                              SEE ACCOMPANYING NOTES





                                                                                                         Schedule 2

                                                    DRUCKER INDUSTRIES, INC.
                                                 (An Exploration Stage Company)
                                           CONSOLIDATED  SCHEDULE  OF  DRY  HOLE
                                 EXPENSES for the years ended  December 31, 1998, 1997 and 1996 and January 1, 1997 (Date of Inception of Exploration Stage)
                                                      to December 31, 1998
                                                     (Stated in US Dollars)


                                                                                                 January 1, 1997
                                                                                                    (Date of
                                                                                                  Inception of
                                                                                                   Exploration
                                                                                                   Stage) to,
                                                                                                   December 31
Fuxian Concession                                 1998             1997              1996             1998
-----------------                                 ----             ----              ----             ----
Administration                              $            -   $        3,484    $            -   $        3,484
Advances written-off                                31,285                -                 -           31,285
Amortization                                             -            2,827                 -            2,827
Audit                                                    -            1,875                 -            1,875
Capital assets written-off                           9,118                -                 -            9,118
Consulting                                               -           10,875                 -           10,875
Entertainment                                            -            2,347                 -            2,347
Office supplies                                          -              582                 -              582
Other                                                    -            4,454                 -            4,454
Surveying                                                -          105,625                 -          105,625
Travel                                                   -           14,713                 -           14,713
Wages and benefits                                       -              499                 -              499

                                            $       40,403   $      147,281    $            -   $      187,684




SEE ACCOMPANYING NOTES





                                                                                                                      Schedule 3
                            DRUCKER INDUSTRIES, INC.
                         (An Exploration Stage Company)
                  CONSOLIDATED SCHEDULE OF EXPLORATION EXPENSES
    for the years ended December 31, 1998, 1997 and 1996 and January 1, 1997
                  (Date of Inception of Exploration Stage) to
                                December 31, 1998
                             (Stated in US Dollars)
                                                                                                                 January 1, 1997
                                                                                                                 (Date of
                                                                                                                 Inception of
                                                                                                                 Exploration
                                                                                                                 Stage) to
                             Ningxia         Shaanxi       West        1998            1997            1996      December 31,
                            Concession     Concession     Gharib       Total           Total          Total         1998
                            ----------     ----------     ------       -----           -----          -----         ----
Administration            $       2,590  $        -   $   37,939   $  40,529   $       6,173   $           -  $        46,702
Amortization                      7,509         392            -       7,901          10,141               -           18,042
Audit                             2,426       1,820            -       4,246           3,125               -            7,371
Consumables                           -           -       30,072      30,072               -               -           30,072
Drilling                              -           -          420         420               -               -              420
Entertainment                     3,147       1,605            -       4,752           7,469               -           12,221
Geological/geophysical                -           -      164,940     164,940               -               -          164,940
Insurance (rebate)           (    2,611)          -            -     ( 2,611)          5,256               -            2,645
Office Supplies                      41          23            -          64           5,690               -            5,754
Other                             1,439       1,798            -       3,237           3,072               -            6,309
Overhead                              -           -       14,602      14,602               -               -           14,602
Rent                              3,959       3,949            -       7,908             918               -            8,826
Repairs and maintenance             629           -            -         629           1,983               -            2,612
Surveying and testing           242,600           -            -     242,600         157,357               -          399,957
Telephone                         2,410         157            -       2,567           3,375               -            5,942
Travel                            1,380       3,288            -       4,668          48,005               -           52,673
Wages and benefits               26,617       2,729            -      29,346          33,950               -           63,296
Capital assets written-off       31,170           -            -      31,170               -               -           31,170
Interest income              (    7,614)          -            -     ( 7,614)              -               -     (      7,614)
Other income                 (    3,566)          -            -    (  3,566)              -               -     (      3,566)

                          $     312,126  $   15,761   $  247,973   $ 575,860    $    286,514   $           -  $       862,374



                            DRUCKER INDUSTRIES, INC.
                         (An Exploration Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1998, 1997 and 1996
          and January 1, 1997 (Date of Inception of Exploration Stage)
                              to December 31, 1998
                            (Stated in U.S. dollars)


Note 1        Nature and Continuance of Operations

              The company currently is in the business of exploration and development of oil and gas properties in China and Egypt.

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

              The company is in the exploration stage and is in the process of exploring its resource properties and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts shown for resource properties is dependent upon the discovery of economically recoverable reserves and confirmation of the company's interest in the underlying properties, the ability of the company to obtain necessary financing to satisfy the expenditure requirements under resource property agreements and to complete the development of the properties, and upon future profitable production or from the sale thereof.

              These consolidated financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $2,352,887 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 2        Summary of Significant Accounting Policies

              The consolidated financial statements of the company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

              The consolidated financial statements have, in management's opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Principles of Consolidation

              These consolidated financial statements include the accounts of Drucker Industries, Inc. and its wholly-owned subsidiary, Drucker Petroleum Inc. ("DPI"). DPI was incorporated by the company in the British Virgin Islands on April 16, 1998 and commenced operations at that time. All inter-company transactions have been eliminated.

Note 2        Summary of Significant Accounting Policies - (cont'd)

              Exploration Stage Company

              The company is an exploration stage company as defined in Statement of Financial Accounting Standards No. 7 and the Securities and Exchange Commission's Exchange Act Guide 7. The company is devoting substantially all of its present efforts to the business of exploration and development of oil and gas properties in China and Egypt. For the purposes of providing cumulative amounts for the statements of operations and cash flow, these amounts consider only those losses for the period from January 1, 1997 to December 31, 1998, the period in which the company has undertaken a new exploration stage activity.

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

              No gains or losses are recognized on the sale or disposition of oil and gas properties except when there is a material disposition of reserves of a country. All other proceeds are credited against the cost of the related properties.

              Depletion of the net capitalized costs of producing wells and leases is charged to operations on the unit-of-production method, by country, based upon estimated proved reserves.

              Capital Assets

              Capital assets are recorded at cost. Amortization is provided on the declining balance method at the rate of 20% per annum.

              Environmental Costs

              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts re probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of:

              i)   completion of a feasibility study;  or

              ii) the company's commitment to a plan of action based on the then known facts.

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

Note 3        Term Deposit

              At December 31, 1998, included in cash and term deposits is a financing deposit of $2,000,000 as required by a farm-out agreement (Note 4). This deposit is held as collateral for a letter of guarantee. The deposit will be used as payment for the costs incurred in exploring the concession located in West Gharib, Gulf of Suez, Egypt (Note 4).

Note 4        Oil and Gas Projects - Notes 6 and 10
              --------------------


                                                                                          1998          1997
                                                             Ningxia       Shaanxi        Total         Total
             China Concessions
                  Project advance                         $    795,037  $     98,633  $    893,670  $  1,225,537
                  Capital assets                                     -         1,636         1,636        49,680

                                                          $    795,037  $    100,269       895,306     1,275,217

             West Gharib, Egypt Concession
               Acquisition costs
                  Cash                                                                     352,000             -
                  Project advance                                                           14,800             -

                                                                                      $  1,262,106  $  1,275,217


              China Concessions

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

Note 4        Oil and Gas Project Costs - Note 6 - (cont'd)
              -------------------------

              China Concessions - (cont'd)

              By a participation agreement dated September 9, 1997, the company agreed to pay 100% of all the costs of exploring and developing the Fuxian oil and gas property in Fuxian County, Shaanxi Province, Peoples Republic of China as consideration for an undivided 50% interest in all of the profits generated from the properties. During the year ended December 31, 1998, this concession was abandoned.

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

              In addition, DPI provided a bank guarantee of $2,000,000 within seven days of the execution of the agreement, being 40% of a letter of guarantee (Note 3).

              DPI's interest in this oil and gas concession is subject to a 7% net profit interest payable to a related company, after DPI has recovered all of its exploration and development expenditures. This company is related by virtue of common directors.

Note 5        Common Stock

              During the year ended December 31, 1997, the company issued 5,179,500 shares of common stock at $1.00 per share for proceeds of $5,179,500.

              The company also issued 362,565 shares of common stock as a finder's fee.

              Commitment

              Share Purchase Warrants

              At December 31, 1998, 5,179,500 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the company at $0.40 per unit until the earlier of March 31, 2000 and the 90th day after the day on which the weighted average trading price of the company's shares exceed $0.90 per share for 10 consecutive trading days. Each unit consists of one common share of the company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrant.

Note 6        Related Party Transactions - Note 4
              --------------------------

              Advances receivable of $250,709 at December 31, 1997 were due from a company with a common director and were unsecured, non-interest bearing and had no specific terms for repayment.

              Oil and gas project costs - advances to (due from) project, are advances to companies with a common director. These advances are unsecured, non-interest bearing and have no specific terms for repayment.

              Accounts  payable and accrued expenses  include $4,446  (1997:
              $55,338)  payable to a company with a common director.

              Advance payable of $50,802 at December 31, 1997 was due to a company with a common director and was unsecured, non-interest bearing and had no specific terms for repayment.

              During the year ended December 31, 1998, the company wrote-off advances to a related company in the amount of $24,061. This company is related by virtue of a common director.

              The company was charged the following expenses by a related company:


                                                                                                 January 1, 1997
                                                                                                 (Date of Incep-
                                                                                                 tion of Explora-
                                                                                                  tion Stage) to
                                                                                                   December 31
                                                  1998             1997              1996              1998
                                                  ----             ----              ----              ----
             Consulting                     $            -   $            -    $            -    $       36,000
             Office and general                     13,785                -                 -            13,795
             Rent                                    8,020                -                 -             8,020

                                            $       21,805   $            -    $            -    $       57,815


              This company was related by virtue of common directors.

Note 7        Deferred Tax Assets

              The Financial Accounting Standards board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Note 7        Deferred Tax Assets - (cont'd)

              The following table summarized the significant components of the company's deferred tax assets:



                                                                         Total
             Deferred Tax Assets
             Net operating loss carryforward                     $    2,300,000
             Deferred tax assets                                 $    1,150,000
             Valuation allowance for deferred tax assets             (1,150,000)

                                                                 $            -


              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 8        Income Taxes

              No provision for income taxes has been provided in 1998 and 1997 due to the net loss. The company has net operating loss carry forwards, which expire commencing in the year 2004 totaling approximately $2,300,000, the benefits of which have not been recorded.

              Under the provisions of the Tax Reform Act of 1986, when there has been a change in an entity's ownership of fifty percent or greater, utilization of net operating loss carry forwards may be limited. As a result of equity transactions occurring through December 31, 1998, the company will be subject to such limitation. The annual limitations have not been determined.

Note 9        Prior Period Change

              The company determined that accounts payable at December 31, 1993 was understated by $85,680 due to accrued fiscal agent fees not recorded. Of these fees, $27,280 related to the year ended December 31, 1993 and $58,400 related to years prior to the year ended December 31, 1993. Consequently accounts payable at December 31, 1993 and fiscal agent fees for the year then ended and deficit accumulated during the exploration stage December 31, 1993 and at December 31, 1992 and additional paid-in capital at December 31, 1992 were restated to reflect this adjustment.

Note 10       Subsequent Event

              On April 15, 1999, the company abandoned the Ningxia oil and gas concessions. In this regard, the company paid a $33,000 termination fee and received $761,900 as a repayment of project advances outstanding at December 31, 1998.

Note 11       Segmented Information

              The company's industry's segment is the oil and gas industry. The company's geographic segments are Canada, China and Egypt.


                                                                                       December 31, 1998
                                                 Canada            China             Egypt            Total
             Identifiable Assets
               Current                       $   2,771,380    $           -     $           -     $   2,771,380
               Oil and gas projects                      -          895,306           366,800         1,262,106

                                             $   2,771,380    $     895,306     $     366,800     $   4,033,486

                                                                                       December 31, 1997
                                                 Canada            China             Egypt            Total
             Identifiable Assets
               Current                       $   3,489,285    $           -     $           -     $   3,489,285
               Oil and gas projects                      -        1,275,217                 -         1,275,217

                                             $   3,489,285    $   1,275,217     $           -     $   4,764,502


                                                                                    Year ended December 31,
                                                                                     1998              1997
             Operations
               Canada                                                           $ (    24,867)    $ (   116,019)
               China                                                              (   368,290)      (   433,795)
               Egypt                                                              (   247,973)                -

                                                                                $ (   641,130)    $ (   549,814)


Note 12       New Accounting Standards

              In December 1997, the Accounting Standards Board Issued statement 3465, "Income Taxes", which establishes standards for the recognition, measurement, presentation and disclosure of income and refundable taxes. This statement is effective for fiscal years beginning on or after January 1, 2000. Adopting this standard will not have a significant impact on the company's consolidated financial position, results of operations or cash flows.

              In April 1998, the Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the costs of start-up activities". This statement is effective for fiscal years beginning after December 15, 1998. Adopting this standard will not have a significant impact on the company's consolidated financial position, results of operations or cash flows.

              In June 1998, the Financial Accounting Standards board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardized the accounting for derivative instruments. SFAS is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Adopting this standard will not have a significant impact on the company's consolidated financial positions, results of operations or cash flows.

Note 13       Uncertainty Due to the Year 2000 Issue

              The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the company, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved.

Note 14       Comparative Figures

              Certain  of  the  prior  year's  comparative   figures  have  been
              reclassed to conform with the presentation used in the current year.