Form 10KSB
period 1999-12-31
DRUCKER INDUSTRIES INC
filed 2000-04-20
CIK 1042053

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

                         Commission file number 0-29670

                            DRUCKER INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                            N/A
             ----------                                          -----
         (State or other jurisdiction                        (I.R.S. Employer
         of incorporation or organization)                   Identification No.)

#1-1035 Richards Street, Vancouver, B.C. Canada               V6B 3E4
------------------------------------------------              -------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (604) 681-4421
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

                      Yes           No   X

Registrants gross revenues for its most recent fiscal year were $134,930 from interest income only and operations expenses totaled $708,114 for a net loss of $(573,184).

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $8,868,112 as of December 31, 1999 (a $.39/share closing price at December 23, 1999).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock: 32,476,250 common shares as of December 31, 1999.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page

Item 1.   Business............................................................1

Item 2.   Properties .........................................................11

Item 3.   Legal Proceedings...................................................12

Item 4.   Submission of Matters to a Vote of
          Security Holders....................................................12

                                     PART II

Item 5.   Market for Registrant's Common Stock and
          Security Holder Matters ............................................12

Item 6.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations .........................................................14

Item 7.   Financial Statements and Supplementary Data.........................20

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..............................20

                                    PART III

Item 9.   Directors and Executive Officers of the
          Registrant .........................................................21

Item 10.  Executive Compensation..............................................23

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management...............................................25

Item 12.  Certain Relationships and Related
          Transactions........................................................27

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedule
          and Reports on Form 8-K.............................................28

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

         Current Business

         The Company was inactive from 1994 until late 1996. The Company's primary business focus is the acquisition, exploration and development of mineral properties and oil and natural gas properties. In early 1997, the Company negotiated joint venture farm-in agreements with two Vancouver based oil companies with whom the companies' officers and directors are affiliates for a 50% interest in certain oil projects in the People's Republic of China. The projects were unsuccessful and were abandoned in 1998, although the Company retains an investment in China in the Shaanxi exploration project which is not under active exploration. The Registrant has a participation in the Gulf of Suez joint venture in Egypt, which has in 1999 made one oil discovery, has drilled one dry hole, and has a third well being drilled.

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

                  Parent

                           DRUCKER INDUSTRIES, INC., a Delaware corporation

                  Subsidiaries

                           DRUCKER PETROLEUM, INC., a British Virgin Islands corporation

                           DRUCKER PETROLEUM, (Algeria) INC., a British Virgin Islands corporation


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

         Exploration and Production Activity. The Company's strategy with respect to its oil exploration related activities is to identify geological areas in which the Company may invest or participate in non-producing or producing oil and gas prospects or joint ventures for development and where the company may lease prospects for oil and gas exploration. In 1997, it joined joint ventures to explore for oil and gas in China. In 1998, it terminated and abandoned its joint venture in China after drilling one dry hole and finding its other China prospects to bear slim chances of success. In 1998, the Company began a participation in the West Gharib, Egypt concession and two successful wells were drilled there in 1999. (Hana 1 and Hana 2.) Drucker Petroleum, Inc. a wholly owned subsidiary holds a 20% working interest in the Hana wells in Egypt.

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

         The Company is not carrying any reserve values of any properties due to the lack of any production or found reserves.

         Exploration Results         1999        1998              Prior Years
         -------------------         ----        ----              -----------

         Gas Wells                      0           0                 0
         Dry Holes                      1           1                 0
         Oil Wells                      2           0                 0

         Financing of Oil and Gas Activities. The Company's future oil and gas financing activities will be conducted primarily pursuant to ventures with other Independent companies and through Joint Ventures in which the Company may act as co-venturer ("Company-Joint Ventures") or as a working interest participant. The Company has contacted some independent companies who have indicated an interest in participating in financing if the project interests them. The Company is a participant in the West Gharib, Gulf of Suez, Egypt exploration venture (see "Registrant's Joint Venture Interests" hereafter). In 1997, the Company participated in exploration participation in China in which it paid 100% of costs for a 50% interest in the concession and any production found. The 1997 results were one dry hole in the China venture.

         The following table sets forth, for the years indicated, the funds invested by the Company pursuant to contracts under Participation Agreements and Joint Ventures. The Company may record revenues from operations on the percentage of completion method as the oil and gas projects are drilled or constructed, rather than when funds are received.



                              Year Ended December 31,

                              1995   1996       1997         1998        1999

Participation Payments        $0     $50,802    $1,275,217  $1,262,106  $352,000
Under Agreements
Deferred Exploration                                                    $629,290
                                                                        --------
                  Total       $0     $50,802    $1,275,217  $1,262,106  $981,290


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

(d)  Narrative Description of Business.

         The primary initial focus of business operations was to make an investment in oil and gas exploration joint ventures in China. The Chinese joint venture has been terminated, although the Company retains a project investment interest which gives the Company the right to participate in exploratory wells by paying 100% of the drilling cost for a 50% interest. The Company, trhough its wholly owned subsidiary, Drucker Petroleum, Inc., has participated in two wells in Egypt in the Gulf of Suez, which has been completed as an oil discovery in July 1999 (Hana 1) and Hana 2 was completed as a producer in December 1999. Further wells are planned in Egypt. In 1998, the Company did not complete any successful oil or gas wells.

Algerian Concession

     As of October 27, 1999, the Company, through its wholly owned subsidiary Drucker Petroleum (Algeria), Inc. (DPA), acquired 10% of the issued capital stock of Santa Catalina (Algeria) Ltd. ("Algeria Concession SLM Algeria"), a company which, through its wholly-owned subsidiary, Santa Catalina L.H. Ludin (Algeria) Ltd. ("SLM Ludin"), entered into an agreement to acquire a 25% participating interest in an oil and gas concession in Algeria. Subject to SLM Ludin earning its 25% participating interest, DPA may earn up to a 2.5% indirect interest in the property by paying SLM Algeria $625,000 (paid) to acquire 10% of its capital stock, and by funding its pro-rata share of SLM Lundin's portion of the drilling and general and administrative costs in excess of US $5,000,000 for testing and drilling of the first well.

     In order to participate in the second well, DPA must pay SLM Algeria $600,000. DPA will then be responsible for their pro-rata share of SLM Lundin's portion of the drilling costs and general and administrative costs in excess of $5,000,000 associated with the drilling and testing of the second well. This agreement is in effect for one year.

         All costs associated with this concession are shown as oil and gas project costs.

         See also (c) "Oil and Gas Activities," "Properties," and "Joint Ventures" hereafter for more complete discussion.

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

Registrant's Joint Venture Interests

West Gharib Concession

         On April 27, 1998, the Company, through its wholly owned subsidiary, Drucker Petroleum, Inc. (DPI), entered into a farm-in agreement to acquire an undivided 20% participating interest in the right to explore for and exploit petroleum in a concession located in West Gharib, Gulf of Suez, Egypt. The Agreement was amended on March 24, 1999. The Agreement provided that DPI shall pay:

         1.  $352,000 within seven days of the execution of the agreement (paid)
         2. pay 20% of all costs and expenses incurred subsequent to the execution of the agreement related to this concession
         3. 40% of the costs and expenses associated with the drilling of first two exploratory wells exploratory well to a maximum cost to the Company of $500,000; thereafter, DPI shall pay 20% of all costs and expenses associated with any further activity associated with the concession.
         4. In addition, DPI provided a bank guarantee of $2,000,000 within seven days of the execution of the agreement, being 40% of a letter of guarantee.

         DPI has the right but not the obligation to participate in additional wells in the West Gharib, Egypt concession. The Company has paid and performed upon all its obligations under the Farm In Agreement.

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

         The Hana-1 well was drilled to a total depth of 7,415 feet and production casing was landed at 5,475 feet in order to evaluate the prospective Middle Miocene Kareem formation. Logs run through casing indicate a gross sand section of 116 feet with 60 feet of net sand pay which is believed to be hydrocarbon bearing. The uppermost 20 feet of sand interval was perforated from 4,868 to 4,888 feet and the well flowed oil to surface. Typical wells in this region require pumping equipment to maximize production When assisted with a nitrogen string set at 2,500 feet, the Hana-1 well flowed at rates averaging 500 barrels of oil per day at 25.8 degrees API gravity oil with zero water content. The Hana 2 stepout well was drilled in late 1999 and began production at 750 b/d in late December 1999.

Algeria Minority Participation

Products, Services, Markets, Methods of Distribution, and Revenues. Oil and natural gas are presently the principal products sought to be produced by the Company.

     Oil productioon commenced in first quarter 2000.

         Working Capital Needs. The working capital needs of the company consist primarily of: investigation activities, acquisition of prospect acreage and costs of participation in joint ventures. These requirements may be met by private placement of stock or loans or sale of working interests. The Company may need to develop additional working capital for future operations.

Industry Segments

The company's industry segment is the oil and gas industry. The company's geographic segments are Canada, China, Algeria, and Egypt.

Algerian Concession

     By a letter of intent dated October 27, 1999, the Company acquired 10% of the issued capital stock of Santa Catalina (Algeria) Ltd. ("Algeria Concessions SLM Algeria"), a company which, through its wholly-owned subsidiary, Santa Catalina L.H. Ludin (Algeria) Ltd. ("SLM Lundin"), entered into an agreement to acquire a 25% participating interest in an oil and gas concession in Algeria. Subject to SLM Ludin earning its 25% participating interest, the Company may earn up to a 2.5% indirect interest in the property by paying SLM Algeria $625,000 (paid) to acquire 10% of its capital stock and by funding its pro-rata share of SLM Ludin's portion of the drilling and general and administrative costs in excess of US$5,000,000 for testing and drilling of the first well.

     In order to particpiate in the second well, the Company must pay SLM Algeria $600,000. The Company will then be responsible for their pro-rata share of SLM Lundin's portion of the drilling costs and general and administrative costs in excess of $5,000,000 associated with the drilling and testing of the second well. This agreement is in effect for one year.




                                                                   December 31, 1999
                                     Canada             China       Egypt            Total
Identifiable Assets
Current                        $    1,887,666          $      -   $      -       $  1,887,666
                               --------------          --------   --------       ------------
Oil and gas projects                        -                 -    981,290          1,606,290
                               --------------          --------   --------       ------------
                               $    1,877,666          $      -   $981,290       $  3,493,956
                               ==============          ========   ========       ============

                                                                    December 31, 1998
                                     Canada             China         Egypt           Total


Identifiable Assets
Current                        $    2,771,380          $      -   $      -       $ 2,771,380
                               --------------          --------   --------       ------------
Oil and gas projects                        -           895,306    366,800         1,262,106
                               --------------          --------   --------       ------------
                               $    2,771,380           895,306   $366,800       $ 4,033,486
                               ==============          ========   ========       ============


                                                                 Year ended December 31,
                                                        1999               1998       1997
                                                        ====               ====       ====
Operations

Canada                                                 $(83,511)  $(24,867)        (116,019)
                                                       ---------  ---------        ---------
China                                                  ( 70,135)  (368,290)        (433,795)
Egypt                                                 ( 419,538)  (247,973)               -
                                                      ==========  =========        =========

                                                   $ (  573,184) $(641,130)        (549,814)
                                                   ============  ==========        =========




         (3) Dependence on a Single Customer or a Few Customers.

                  a) Revenues - None in 1999. The Company has no customers at this time.
                  b)       Client Services revenues - none

                  During the five (5) years ending December 31, 1999, no revenues were generated from client services.

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

         Oil concessions in foreign countries are usually controlled by the Government, which subsequently could impose taxes or restrictions at any time which would make operations, if any, unprofitable and infeasible and cause a write off of capital investment in oil and gas opportunities.

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

         (7)  Registrant Sponsored Research and Development.  None.

         (8) Compliance with Environmental Laws and Regulations. The exploration operations of the Company are subject to local, provincial and national laws and regulations in the country of Egypt where the Company is a participant in drilling and production and in Algeria if any exploration is commenced there. To date, compliance with these regulations by the Company has had no material effect on the Company's operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. The Company is unable to assess or predict at this time what effect such regulations or legislation could have on its activities in the future.

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

         (9) Number of Persons Employed. As of December 31, 1999, the Company had one full-time consultant, A. Ken Kow, Manager of Petroleum Operations at a salary of 45,000 Candian per month and a part-time employee the President, Gerald William Funolfson, at no salary based in Vancouver, B.C.

ITEM 2.  PROPERTIES

         (a)  Real Estate.          None

         (b)  Title to properties.          See item (1) below.

         (c) Oil and Gas Drilling Activities. The Company participated in two successful oil wells in West Gharib, Egypt in 1999. (See "Business")

         (d)  Oil and Gas Production. None at year end.

         (e)  Oil and Gas Reserves.  None computed at year end.

         (f) Present value of Estimated future Net Reserves From Proved Developed Oil and Gas Reserves. None.

         (g)  Reserves Reported to Other Agencies. None.

         (h)  Natural Gas Gathering/Processing Facilities. None.

         (i)  Present Activities and Subsequent Events:

         Material Agreements

         (1)      West Gharib Concession

                  On April 27, 1998, DPI entered into a farm-out agreement to acquire an undivided 20% participating interest in the right to explore for and exploit petroleum in a concession located in West Gharib, Gulf of Suez, Egypt. The Agreement was amended on March 24, 1999. The terms of the Agreement are that DPI agreed to pay for a 20% interest:

         a.  $352,000 within seven days of the execution of the agreement (paid)
         b. pay 20% of all costs and expenses incurred subsequent to the execution of the agreement related to this concession
     c. 40% of the costs and expenses associated with the drilling of first two exploratory wells to a maximum cost to the Company of $500,000; thereafter, DPI shall pay 20% of all costs and expenses associated with any further activity associated with the concession.
         d. In addition, DPI provided a bank guarantee of $2,000,000 within seven days of the execution of the agreement.

                  DPI's interest in this oil and gas concession is subject to 7% net profit interest payable to a related company, Richco Investors, Inc., after DPI has recovered all its exploration and development expenditures. This company is related by virtue of common directors.

     The Company has fully completed all its obligations under this Agreement.

         (2)     Algerian Concession

     By a letter of intent dated October 27, 1999, DPA acquired 10% of the issued capital stock of Santa Catalina (Algeria) Ltd. ("Algeria Concession SLM Algeria"), a company which, through its wholly-owned subsidiary, Santa Catalina L.H. Ludin (Algeria) Ltd. ("SLM Ludin"), entered into an agreement to acquire a 25% participating interest in an oil and gas concession in Algeria. Subject to SLM Ludin earning its 25% participating interest, DPA may earn up to a 2.5% indirect interest in the property by paying SLM Algeria $625,000 (paid) to acquire 10% of its capital stock, and by funding its pro-rata share of SLM Ludin's portion of the drilling and general and administrative costs in excess of US $5,000,000 for testing and drilling of the first well.

     In order to participate in the second well, DPA must pay SLM Algeria $600,000. DPA will then be responsible for their pro-rata share of SLM Lundin's portion of the drilling costs and general and administrative costs in excess of $5,000,000 associated with the drilling and testing of the second well. This agreement is in effect for one year.

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

                  None in Fiscal Year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's common stock is now traded on the "Over-the-Counter" market on the National Quotation Bureau or the NASD Electronic Bulletin Board. The following table sets forth high and low bid prices of the Company's common stock for the three (3) years ended December 31, 1999, 1998, and 1997 as follows:

                                              Bid
                                     High             Low
1999
         First Quarter               .27               .17
         Second Quarter              .35               .175
         Third Quarter               .65               .135
         Fourth Quarter              5/8               .365

                                              Bid
                                     High             Low
1998
         First Quarter               .53               .24
         Second Quarter              .62               .18
         Third Quarter               .50               .14
         Fourth Quarter              .29               .17

                                              Bid
                                     High              Low
1997
         First Quarter               2 1/8             1 1/8
         Second Quarter              1 13/16           1
         Third Quarter               1.09              .65
         Fourth Quarter              .84               .31

         Such over the counter market quotations reflect interdealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

         (b) As of December 31, 1999 the Company had 69 shareholders of record of the common stock.

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

Selected Financial Information


                                                    (A DEVELOPMENT STAGE COMPANY)
                                                   Fiscal Year Ended December 31,
                                            1999             1998              1997             1996              1995
                                            ----             ----              ----             ----              ----
         Income Statement Data:

         Revenues                           0                 0                 0                0                 0
         Cost of
          Revenues                          0                 0                 0                0                 0

         Gross Profit                       0                 0                 0                0                 0

         Exploration Expenses               489,673           616,263           433,795          0                 0

         General and
         Administrative
         Expenses                           218,441           182,405           247,566          3,118             46,004

         Income (loss)
         from
         operations                        (708,114)         (798,668)         (681,361)         0                 0

         Other income
         (expense)                          134,930           157,538           135,266          0                (33,451)

         Amortization of
         License Agreement                  0                 0                 0                0                 0
         (write off -1994)

         Income (loss)
         before income
         taxes                             (573,184)         (641,130)         (549,814)        (3,118)           (79,455)

         Provisions for
         income taxes                       0                 0                 0                0                 0

         Net income
         (loss) per       Greater
         common share     than             (.02)             (.02)             (.02)            (.00)             (.004)

         Average shares
         outstanding                       32,476,250        32,476,250        30,167,056      26,554,183        21,575,697





                                    FY               FY                FY
                                    1999             1998              1997             1996              1995
                                    ----             ----              ----             ----              ----
Balance Sheet Data:

Current Assets                     1,887,666         2,771,380        3,489,288         0                 0

Total                              3,493,956         0                4,033,486         50,802            0
Assets

Current                            81,109            47,455           137,341           53,327            37,407
Liabilities

Long-term debt,
net of current
Portion                            0                 0                0                 0                 0

Deficit Accum-
ulated during
Exploration
Stage                              (2,926,071)       (2,352,887)      (1,711,757)       (1,161,943)       (1,158,825)

Stockholders'
equity   (deficiency)              3,412,847         3,986,031        4,627,161         (2,525)           (37,407)




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has no primary income source from oil producted (commencing in 2000), as well as interest on deposits, other than interest on deposits, at this time. Capital from private placements or borrowing against assets may be required to fund future operations. The company completed a private offering of Units at $1.00 per share for $5,179,500, in May 1997.

     The Company had no operating revenues for the twelve month period ending December 31, 1999, but had interest income of $157,538. The Company recommenced limited business operations in late 1996, and has incurred a significant net loss from operations in 1997 through 1999, resulting from costs of participation in its joint oil exploration venture in Peoples Republic of China which it has now terminated and its West Gharib, Egypt joint venture participation. The Company may continue to show losses resulting from joint venture participation for an indeterminate time. In 1997, the Company commenced regular operations and has incurred significantly greater expenses which continued through 1999.

                  The Company incurred the following expenses in the past fiscal year compared to the 1998 fiscal year.






                                                                      December 31,                       December 31,
                                                                              1998                               1999
         OPERATING EXPENSES

         Accounting                                                        $44,651                            $40,011

         Consulting                                                         38,288                             54,436

         Foreign exchange (gain) loss                                        1,111                              1,866

         Interest and bank charges                                             619                              2,421

         Investor relations                                                  9,834                             28,118

         Legal                                                              12,104                             27,852

         Office and general                                                 29,957                             31,153

         Printing                                                                0                                  0

         Promotion                                                               0                                  0

         Rent                                                                8,020                              9,217

         Telephone                                                           2,718                                  0

         Transfer Agent                                                     11,042                              1,632

         Travel                                                                  0                             21,732

         Write-off of advances                                              24,061                                  0

         TOTAL OPERATING COSTS                                            $182,405                           $218,441
                                                                        =============                      ===========



     It is expected that expenses may continue at a significantly increased rate due to costs of development of its oil opportunities and implementing exploration pursuant to joint ventures. In the event oil exploration joint ventures continue to be unsuccessful, continued significant losses should be anticipated.

                  Cash Flows:

                  The Company has achieved no revenues from any operations during the year, ending December 31, 1999.

                  At this time, the Company is dependent upon its cash reserves, interest income, private placements, or loans for future operations and funding. When its cash reserves are depleted, it may have to either borrow money, if possible, or raise funds through subsequent public or private offerings to continue operations until when, or if, it ever develops sufficient revenue from its assets to maintain operations. If operating losses continue at the same rates in the future as in 1998 and 1999, the Company will deplete its cash within the 2001 fiscal year absent income from oil production or new investment capital. If revenues are not generated, the Company will be forced to develop another line of business, or to finance its operations through borrowed funds, the sale of assets it has, or enter into the sale of stock for additional capital none of which may be feasible when needed. The Company has no specific management ability, and no financial resources or plans to enter any other business as of this date although the Company will be open to suggestion and opportunity. Revenues from oil production have commenced in early 2000.

         CHANGES IN FINANCIAL CONDITION

         At year end 1999 the Company's assets were $3,493,956 compared to $4,033,486 at end of 1998. The decrease was a result of continuing expenditures for the exploration for drilling participations in Egypt.

     The liabilities, all of which are current liabilities, increased significantly as a result of accounts payable related to expenses for the oil exploration participation in Egypt. At year end 1999, current liabilities were $81,109 an increase of 85% over the 1998 year end liabilities of $47,455.

     Stockholders' equity at year end 1999 was $3,412,847, a decrease over the 1998 stockholder's equity of $3,986,031, resulting from losses on operations.

         From the aspect of whether the Company can continue toward its business goal of exploring for oil, the Company may use all of its available capital without generating revenues. Without revenues from oil production and without continued capital infusions or loans or a combination thereof, it is doubtful that the Company can carry out its business goals regarding any oil exploration operations or participations for any extended period beyond 2000. The Company expects significant revenues in 2000 from the participation in the two successful oil wells in West Gharib, Egypt. First revenues were received in first quarter 2000.

Results of Operations for Year Ended December 31, 1999 Compared to Same Period in 1998

         The Company had no revenues from Operations in 1999 or 1998. However, it had interest income of $134,930 in 1999 and $157,538 in 1998.

         The Company participated in two oil wells in the West Gharib, Egypt area in 1999, both of which were completed as producers. Revenue from production did not begin until year 2000 due to restricted transportation from the locale. The Company has a 20% working interest in the two wells in West Gharib, Egypt. The exploration expenses in 1999 on the wells were $489,673 as compared to expenditures of $616,263 in 1998.

         The Company had general and administrative expenses of $218,441 in 1999 and $182,405 in such expenses in 1998. The largest items of expenses for 1999 and 1998 are shown below.

                                        1999                            1998
                                        ----                            ----
Accounting & Audit                     $40,011                           $44,651
Consulting                              54,436                            38,288
Investor Communications                 28,118                             9,834
Legal                                   27,852                            12,104
Office & General                        31,153                            29,957
Travel                                  21,735                            11,042

         The increased expenses for consulting, legal, office/general, and travel are due to the increased activity level of the Company in dealing with its investment in the West Gharib, Egypt venture. The increased cost of investor communications results from the efforts of the Company to more effectively inform its shareholders of its business activities.

         The Company had a net loss on operations of ($708,114) in 1999 compared to the net loss on operations in 1998 of ($798,668). The net loss after interest income was ($573,184) in 1999 and ($641,130) in 1998. The net loss per share in 1999 was ($.02) compared to ($.02) 1998.


                              EXPLORATION EXPENSES

                                                                                  January 1,
                                                                                  1997 (date of
                                                                                  Inception of
                                                                                  Exploration
                                                                                  Stage) to
Nixgxia                                                                           December
Concession       West Gharib      1999 Total     1998 Total      1997 Total       31, 1999
-------------    -------------    ------------   -----------    -------------    ---------------
$70,135          $419,538        $489,673       $616,263        $433,793        $1,539,731


Results of Operations for Year Ended December 31, 1998 as Compared to Year Ended December 31, 1997

         The Company had no revenues from operations in 1998; however, it had interest income of $157,538. The Company had no revenues in 1997 but had interest income of $135,266.

         In 1998, the Company incurred $182,405 in general and administrative expenses, a decrease from $247,566 in 1997. The Company had dry hole expenses of $40,403 in 1998 compared to $147,281 in 1997. The Company incurred $575,860 in exploration expenses in

1998 as compared to $286,514 in exploration expenses in 1997. The Company incurred a loss on operations of ($798,668) in 1998 as compared to the loss on operations of $ ($685,080) in 1997.

         The Company incurred a net loss in 1998 of ($641,130) and in 1997 had a net loss of ($549,814). The net loss per share was ($.02) in 1998 and ($.02) in 1997.

LIQUIDITY

         The Company expects that its need for liquidity will increase for the coming year due to its drilling expense obligations on its Egyptian oil venture participation

         Short Term.

         On a short term basis, the Company does not generate any revenue to cover operations. Based on prior experience, the Company believes it will continue to have insufficient revenue to satisfy current and recurring liabilities. For short term needs the Company will be dependent on cash reserves and revenues from oil production which commenced in 2000.

         The Company had current assets of $1,887,666 at December 31, 1999 and had current liabilities of $81,109.

         Long Term.

         On a long-term basis, the Company has no fixed assets and no long term debt. It did have at year end 1999 $1,867,417 in cash.

         The Company has no business at this time from which it generates income. Its operations have no net cash flow at this time. However, oil revenues have begun from the two successful well participations in West Gharib, Egypt. It is reliant upon success in its oil exploration ventures, at this time, for possibility of future income, none of which are assured.

CAPITAL RESOURCES

         The primary capital resources of the Company are its stock and cash on deposit only. Stock may be illiquid because it is restricted in an unproved company with no income.

         As of the date of this report, the Company has material commitments for capital expenditures within the next year, pursuant to the Egyptian joint ventures, which amounts may exceed its available capital of $1,887,666.

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

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) The following table furnishes the information concerning the directors of the Company as of December 31, 1999. The directors of the Company are elected every year and serve until their successors are elected and qualify.

Name                          Age      Title                               Term
----                          ---      -----                               ----
Gerald William Runolfson      59       President and Director             Annual

Ernest Cheung                 49       Secretary and Director             Annual

Patrick Pak Ling Chan         45       Director and Chairman              Annual

Joseph S. Tong                49       Director                           Annual

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

                              MANAGEMENT EXPERIENCE

         Gerald William Runolfson, President and Director, age 59, has been President and Director of the Company since 1991. He received a Bachelor of Science in Civil Engineering in 1963 from University of Saskatchewan Canada. He studied Business Administration 1970 - 1971 at University of Alberta, Canada. From 1988 to date, he has been President of International Butec Industries Corp., Vancouver, B.C. From 1991 to 1994 he was President of N-Viro Recovery, Inc. From 1994 to present he has been President of Elkon Products, Inc. of Vancouver, B.C. He has been a Director of Horseshoe Gold Mines since 1991.

     Ernest Cheung, Secretary and Director, age 49, received an MBA in Finance and Marketing from Queen's University, in Kingston, Ontario in 1975, and obtained a Bachelors Degree in Math in 1973 from University of Waterloo, Ontario. From 1984 to 1991 he was vice President and Director, Capital Group Securities, Ltd. in Toronto, Canada. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada. From 1993 to 1994 he was Vice Chairman, Tele Pacific International Communications Corp. of Vancouver, B.C. From 1994 - 1996 he was Vice President of Finance of BIT Integration Technology, Inc. of Toronto, Canada. From May 1995 to present he has served as President of Richco Investors, Inc. of Vancouver, BC.

     From 1992-1995, he served as a Director of Tele Pacific International Communications Corp. (VSE). He has also served as a Director of Richco Investors, Inc. (CDN) since 1995. From 1995-1996, he was a Director of BIT Integration Technology, Inc. (ASE). Since 1997, he has served and is still serving as Director of the following companies: Agro International Holdings, Inc. (VSE); Spur Ventures, Inc. (VSE); Drucker Industries, Inc. (NASD Bulletin Board); Xin Net Corp. (NASD Bulletin Board); Speechlink Communications Corp.
(NASD); Global-Pacific Minerals, Inc. (TSE); and Pacific E-Link Corp. (VSE); NetNation Communications, Inc. (Nasdaq small cap.).

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

ITEM 10.          EXECUTIVE COMPENSATION

         (a)  Cash Compensation.

         Compensation paid by the Company for all services provided during the fiscal year ended December 31, 1999, (1) to each of the Company's five most highly compensated executive officers whose cash compensation exceeded $60,000 and (2) to all officers as a group is set forth below under directors.



                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                            Annual Compensation                                  Awards

Name and                 Year          Salary ($)       Bonus         Other Annual              Restricted           Securities
Principal                                               ($)           Compensation ($)          Stock                Underlying
Position                                                                                        Award(s)($)          Options/SARs(#)

Gerald                   1999          0                0             0                         0                    0
Runolfson,
President and
Director
                         1998          0                0             0                         0                    0

                         1997          0                0             0                         0                    0

Ernest Cheung,           1999          0                0             0                         0                    0
Secretary and
Director
                         1998          0                0             0                         0                    0

                         1997          0                0             0                         0                    0

Patrick Chan,            1999          0                0             0                         0                    0
Director

                         1998          0                0             0                         0                    0

                         1997          0                0             0                         0                    0

Joseph Tong,             1999          0                0             0                         0                    0
Director


                         1998          0                0             0                         0                    0

                         1997          0                0             0                         0                    0



         (b)  Compensation Pursuant to Plans.  None.

         (c) Other Compensation. None. No stock appreciation rights or warrants exist to management

         (d) Compensation of Directors.

         Compensation paid by the Company for all services provided during the fiscal year ended December 31, 1999 (1) to each of the Company's directors whose cash compensation exceeded $60,000 and (2) to all directors as a group is set forth below:

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
Joseph Tong



         (e)  Termination of Employment and Change of Control Arrangements.
                  None

         (f)   EMPLOYEES' STOCK OPTIONS

Share Purchase Options

     Patrick Chan                                 550,000 shares (1)
     FKT Exploration Consultants, Ltd.            325,000 shares
     Ken K Consulting, Ltd.                       325,000 shares (2)
     Cobilco Inc.                                 550,000 shares (3)
     Lancaster Pacific Investment Ltd.            550,000 shares
     Gerry Runolfson                              300,000 shares (4)
     Yonderiche Int'l Consultants                 150,000 shares
     808719 Ont. Ltd.                             100,000 shares (5)
     Gemscor Management Ltd.                      100,000 shares (6)

The above options shall be 5 years in length to expire on May 31, 2004 and exercisable in whole or in part at US$0.40 per share.

(1)  Mr. Chan is Chariman of the Board of the Company.
(2)  Ken Kow is a paid consultant of the company.
(3) Cobilco is owned by Raoul Tsakok, a director, of Richco Investors, Inc., a major shareholder in the company.
(4)  Mr. Runolfson is President and director of the company.
(5)  808719 Ont., Ltd. is owned and controlled by Joe Tong, a director.
(6) Gemscor Management, Ltd. is owned and controlled by Maurice Tsakok, a director of Richco Investors, Inc. a major shareholder of the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Beneficial owners of five percent (5) or greater, of the Registrant's Common Stock and Warrants: No Preferred Stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Company's Common Stock known by the Company based upon 32,476,250 shares outstanding at December 31, 1999.



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
                           789 West Pender St. #830
                           Vancouver, B.C. Canada V6C 1H2

         b) The following sets forth  information  with respect to the Company's
Common Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group. (Table does not include options granted to officers and directors. See Item 10(f) Employee Stock Options.)

         Title             Name of                            Amount and                Percent
         of                Beneficial                         Nature of                 of
         Class             Owner                              Beneficial Ownership      Class
         -----             -----                              --------------------      -----
         Common            Gerald Runolfson                   512,501 (a)(b)            1.5%
                           President and Director
                           4151 Rose Crescent
                           West Vancouver, B.C. Canada

                  (a)      Porta-Pave Industries, Inc. (company owned
                           by Runolfson family)                                         380,002
                  (b)      Gerald Runolfson, individually                               132,499
                                                                                        512,501

         Title             Name of                            Amount and                Percent
         of                Beneficial                         Nature of                 of
         Class             Owner                              Beneficial                Class
         -----             -----                              Ownership                 -----
                                                              ---------
         Common            Ernest Cheung                      9,225,000(1)(2)           28.4%
                           Secretary and Director
                           6091 Richards Drive
                           Richmond, B.C. Canada
                           V7C 5R2

         Common            Patrick Chan                       0                         0%
                           Director and Chairman
                           #7 Conduit Road, Flat 6E
                           Hong Kong

         Common            Joseph Tong, Director              0                         0%
                           33 Allview Crescent
                           North York, Ont., Canada
                           M2J 2R4






         Officers and Directors as a Group                    9,737,501                 29.98%


     (1) 9,225,000 shares are owned by Richco Investors, Inc. of which Ernest Cheung is a director, officer and shareholder.

         (2) Richco Investors, Inc. is beneficially owned by Raoul Tsakok through ownership of 50%+ shares of common stock of Richco Investors, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain Transactions

         The Company's interest in the West Gharib Egyptian oil and gas concession is subject to a 7% net profit interest payable to a related company, Richco Investors, Inc., beneficially owned by Ernest Cheung, director and secretary, after DPI has recovered all of its exploration and development expenditures. This company is related by virtue of common directors.

         Oil and gas project costs - advances to (due from) project are advanced to companies with a common director. These advances are unsecured, non-interest bearing and have no specific terms for repayment.

         The Company was charged the following expenses by a related company:


                                1999                   1998               1997
                                ----                   ----               ----
Consulting                 $                          $     -          $       -
Office & general                     13,785                 -
Rent                                  8,020                 -
                         -------------------------------------------------------
                                                      $21,805                  -
                         =======================================================

         This company was related by virtue of common directors.

     Certain employees, officers, directors, and affiliates were granted options in November 1999. The options are exercisable at $.40 per share and extend until May 31, 2004.

     1. Mr. Chan, who is Chairman of the Board of the Company, was granted an option for 550,000 shares.

     2. Ken Kow is a paid consultant of the Company and received a 325,000 share option.

     3. Cobilco is owned by Raoul Tsakok, a director, of Richco Investors, Inc., a majority shareholder in the company. Cabilco was granted a 550,00 share option.

     4. Mr. Runolfson is President and director of the Company. He received a 300,000 share option.

     5. 808719 Omt., Ltd. is owned and controlled by Joe Tong, a director. It received a 100,000 share option.

     6. Gemscor Managment, Ltd. is onwed and controlled by Maurice Tsakok, a director of Richco Investors, Inc. a major shareholder of the Company. It was awarded a 100,000 share option.

ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K

                  (a)  Financial   Statements  and   Schedules.   The  following
financial statements and schedules for Drucker Industries, Inc., as of December 31, 1999 and 1998 are filed as part of this report.


                                                                                                 Page
         (1)      Financial statements of Drucker Industries, Inc:

                  Reports of Independent Accountants, Amisano & Hanson
                  for years ended December 31, 1999 and December 31, 1998                        F-1
                  Balance Sheets                                                                 F-2
                  Statements of Operations                                                       F-3
                  Statements of Shareholders' Equity                                             F-4 - F-6
                  Statements of Cash Flow                                                        F-7
                  Schedule of General and Administrative expenses                                Schedule #1
                  Schedule of Dry Hole expenses                                                  Schedule #2
                  Schedule of Exploration expenses                                               Schedule #3
                  Notes to Financial Statements                                                  F-8 - F-11

         (2)      Financial Statement Schedules:
                  (a)      None
                  (b)      Reports on Form 8-K: None
                  (c)      Exhibits



Item No.
(under 601)
4.1 Articles of Incorporation and By-Laws: Incorporated by Reference as filed with Form 10 with the Securities and Exchange Commission

10.1 West Gharib Egypt Joint Operating Agreement: Incorporated by Reference to 10KSB for period ended 12/31/98

                  West Gharib Block Operating/Technical Committee meeting March 1999 Resolution: Incorporated by Reference to 10KSB for period ended 12/31/98

10.2 West Gharib Block Operating/Technical Committee meting March 1999 Resolution: Incorporated by Reference to 10KSB for period ended 12/31/98

10.3 Farmout Agreement: Incorporated by Reference to 10KSB for period ended 12/31/98

10.4 Concession Agreement - West Gharib: Incorporated by Reference to 10KSB for period ended 12/31/98

10.5              Algeria Farm In Agreement

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE     April 18, 2000                    DRUCKER INDUSTRIES, INC.


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

/s/ Gerald Runolfson
----------------------           President                  April 18, 2000
Gerald Runolfson                 and Director

/s/ Ernest Cheung
----------------------           Secretary                  April 18, 2000
Ernest Cheung                    and Director

/s/ Patrick Pak Ling Chan
----------------------           Director                   April 18, 2000
Patrick Pak Ling Chan

/s/ Joseph S. Tong
----------------------           Director                   April 18, 2000
Joseph S. Tong

                            DRUCKER INDUSTRIES, INC.

                         (An Exploration Stage Company)

                  REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

                            (Stated in U.S. dollars)

TERRY AMISANO LTD.                                               AMISANO  HANSON

KEVIN HANSON, C.A.                                         CHARTERED ACCOUNTANTS

                                AUDITORS' REPORT
To the Stockholders,
Drucker Industries, Inc.


We have audited the consolidated balance sheets of Drucker Industries, Inc. as at December 31, 1999 and 1998 and the statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1999 and for the period from inception of the exploration stage, January 1, 1997 to December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1999 and 1998 and the results of its operations and cash flows for each of the years in the three year period ended December 31, 1999 and for the period from inception of the exploration stage, January 1, 1997 to December 31, 1999, in accordance with generally accepted accounting principles in the United States.


Vancouver, Canada                                               "AMISANO HANSON"
March 10, 2000                                             Chartered Accountants

       Suite 604 - 750 West Pender Street, Vancouver, BC, Canada, V6C 2T7

                                                  Telephone:    (604) 689-0188
                                                  Facsimile:    (604) 689-9773
                                                  E-MAIL:       amishan@istar.ca



                                              SEE ACCOMPANYING NOTES
                                             DRUCKER INDUSTRIES, INC.
                                          (An Exploration Stage Company)
                                            CONSOLIDATED BALANCE SHEETS
                                            December 31, 1999 and 1998
                                             (Stated in U.S. dollars)


                                                     ASSETS                        1999                 1998
                                                     ------                        ----                 ----
Current
   Cash and cash equivalents - Note 3                                        $      1,867,417     $      2,763,628
   Accrued interest receivable                                                         10,958                5,483
   Prepaid expenses                                                                     1,089                2,269
   Advances receivable                                                                  8,202                    -

                                                                                    1,887,666            2,771,380
Oil and gas projects - Notes 4 and 6                                                1,606,290            1,262,106

                                                                             $      3,493,956     $      4,033,486

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current
   Accounts payable and accrued expenses                                     $         81,109     $         47,455

Stockholders' Equity - Notes 5 and 10
   Common stock $.001 par value, authorized 50,000,000 shares:
    32,476,250 shares issued and outstanding                                           32,115               32,115
Additional paid-in capital                                                          6,306,803            6,306,803
Deficit accumulated during the exploration stages                               (   2,926,071)       (   2,352,887)

Total stockholders' equity                                                          3,412,847            3,986,031

                                                                             $      3,493,956     $      4,033,486

Nature of Operations - Note 1
Commitment - Note 5
Subsequent Event - Note 10









APPROVED BY THE BOARD:




 "Gerry Runolfson"                                "Ernest Cheung"
-------------------------, Director         --------------------------, Director


                             SEE ACCOMPANYING NOTES



                                             DRUCKER INDUSTRIES, INC.
                                          (An Exploration Stage Company)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                               for the years ended December 31, 1999, 1998 and 1997
                           and January 1, 1997 (Date of Inception of Exploration Stage)
                                               to December 31, 1999
                                             (Stated in U.S. dollars)


                                                                                                   January 1, 1997
                                                                                                      (Date of
                                                                                                    Inception of
                                                                                                     Exploration
                                                                                                      Stage) to
                                                           Year ended December 31,                  December 31,
                                                   1999              1998              1997             1999
                                                   ----              ----              ----             ----
Interest income                              $  (    134,930)  $  (    157,538)  $  (    135,266) $  (    427,734)

General and administrative expenses
 - Schedule 1                                        218,441           182,405           247,566          648,412

Fiscal agent fees                                          -                 -             3,719            3,719

Exploration expenses - Schedule 2                    489,673           616,263           433,795        1,539,731

Net loss                                     $  (    573,184)  $  (    641,130)  $  (    549,814) $  (  1,764,128)

Net loss per share                           $  (      0.02)   $  (      0.02)   $  (      0.02)

Weighted average shares outstanding               32,476,250        32,476,250        30,167,056



                             SEE ACOMPANYING NOTES




                                                DRUCKER INDUSTRIES, INC.
                                             (An Exploration Stage Company)
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  for the years ended December 31, 1989 to December 31,
                           1999 and February 4, 1971 (Date of Inception) to December 31, 1999
                                                (Stated in U.S. dollars)

                                                                                                              Deficit
                                                                                            Additional      Accumulated
                                                                    Common Stock             Paid-in          During
                                                             Shares           Amount         Capital     Exploration Stages   Total
Shares issued to acquire Monetary Metals, Inc.                       675,000   $   675     $ (   675)    $       -       $         -
Shares  issued to  acquire  net  assets of  Drucker  Sound
 Design Corporation                                                2,700,000     2,700        65,046             -           67,746
Net loss from inception to December 31, 1989                               -         -             -     $ ( 8,115)       (   8,115)
Net loss for year ended December  31, 1990                                 -         -             -      (144,333)        (144,333)
Five for one forward split of outstanding shares                  13,500,000    13,500       (13,500)            -                -
Funds contributed by stockholder                                           -         -       124,196             -          124,196
Sale of units for cash, September 1991                             1,050,000     1,050       103,950             -          105,000
Sale of units for cash, December 1991                                750,000       750        74,250             -           75,000
Shares issued to settle debts                                         52,500        53         5,197       ( 5,250)               -
Shares issued to directors as compensation                           450,000       450        44,550       (45,000)               -
Correct funds contributed to stockholders                                  -         -       (24,990)            -         ( 24,990)
Interest on note payable                                                   -         -             -       ( 7,370)        (  7,370)
Net loss for year ended December 31, 1991                                  -         -             -       (38,417)        ( 38,417)

Balance, December 31, 1991, as previously reported                19,177,500    19,178       378,024      (248,485)         148,717
Adjustments to previously reported amounts:
   Fiscal agent fees                                                       -         -       (18,000)      ( 7,300)        ( 25,300)

Balance, December 31, 1991, as restated                           19,177,500    19,178       360,024      (255,785)         123,417

Sale of common stock, March 1992                                     700,000       700        69,300             -           70,000
Sale of common stock, September 1992                                 500,000       500        54,500             -           55,000
Net loss for year ended December 31, 1992                                  -         -             -       (78,078)         (78,078)

Balance, December 31, 1992, as previously reported                20,377,500    20,378       483,824      (333,863)         170,339
Adjustments to previously reported amounts:
   Fiscal agent fees                                                       -         -       (12,500)      (20,600)        ( 33,100)

Balance, December 31, 1992, as restated                           20,377,500    20,378       471,324      (354,463)         137,239

                                                                                                          .../cont'd.



                             SEE ACCOMPANYING NOTES



                                                DRUCKER INDUSTRIES, INC.
                                             (An Exploration Stage Company)
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  for the years ended December 31, 1989 to December 31,
                           1999 and February 4, 1971 (Date of Inception) to December 31, 1999
                                                (Stated in U.S. dollars)


                                                                                                           Deficit
                                                                                        Additional        Accumulated
                                                                  Common Stock           Paid-in            During
                                                           Shares            Amount      Capital      Exploration Stages     Total
Balance forward, December 31, 1992, as restated           20,377,500         20,378       471,324      (   354,463)         137,239

Net loss for the year ended December 31, 1993                      -              -             -      (   134,081)        (134,081)

Balance, December 31, 1993                                20,377,500         20,378       471,324      (   488,544)           3,158

Adjustment to previously reported amounts:
   Fiscal agent fees                                               -              -             -      (    27,280)        ( 27,280)

Balance, December 31, 1993, as restated                   20,377,500         20,378       471,324      (   515,824)        ( 24,122)

Sale of common stock, July, 1994                             200,000            200        29,800                -           30,000

Fiscal agent fees                                                  -              -       ( 3,000)               -         (  3,000)

Net loss for the year ended December 31, 1994                      -              -             -      (   563,546)        (563,546)

Balance, December 31, 1994                                20,577,500         20,578       498,124      ( 1,079,370)        (560,668)

Shares issued to settle debts                              5,976,683          5,977       596,739                -          602,716

Net loss for the year ended December 31, 1995                      -              -             -      (    79,455)        ( 79,455)

Balance, December 31, 1995                                26,554,183         26,555     1,094,863      (1,158,825)         ( 37,407)

Shares issued to settle debts                                380,002            380        37,620                -           38,000

Net loss for the year ended December 31, 1996                      -              -             -     (      3,118)        (  3,118)

Balance, December 31, 1996                                26,934,185         26,935     1,132,483     (  1,161,943)        (  2,525)



                                                                   .../cont'd.



                                                DRUCKER INDUSTRIES, INC.
                                             (An Exploration Stage Company)
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  for the years ended December 31, 1989 to December 31,
                           1999 and February 4, 1971 (Date of Inception) to December 31, 1999
                                                (Stated in U.S. dollars)

                                                                                                  Deficit
                                                                               Additional       Accumulated
                                                        Common Stock           Paid-in            During
                                                    Shares          Amount     Capital      Exploration Stages         Total
Balance forward, December 31, 1996                  26,934,185       26,935     1,132,483    (1,161,943)        (      2,525)

Sale of common stock, May, 1997                      5,179,500        5,180     5,174,320             -            5,179,500

Shares issued for finder's fee                         362,565            -             -             -                    -

Net loss for the year ended December 31, 1997                -            -             -    (  549,814)        (    549,814)

Balance, December 31, 1997                          32,476,250       32,115     6,306,803    (1,711,757)           4,627,161

Net loss for the year ended December 31, 1998                -            -             -    (  641,130)        (    641,130)

Balance, December 31, 1998                          32,476,250       32,115     6,306,803    (2,352,887)           3,986,031

Net loss for the year ended December 31, 1999                -            -             -    (  573,184)        (    573,184)

Balance, December 31, 1999                          32,476,250      $32,115    $6,306,803   $( 2,926,071)    $     3,412,847




                             SEE ACCOMPANYING NOTES







                                                DRUCKER INDUSTRIES, INC.
                                             (An Exploration Stage Company)
                                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                  for the years ended December 31, 1999, 1998 and 1997
                              and January 1, 1997 (Date of Inception of Exploration Stage)
                                                  to December 31, 1999
                                                (Stated in U.S. dollars)

                                                                                                    January 1, 1997
                                                                                                   (Date of Inception
                                                                                                     of Exploration
                                                                                                       Stage) to
                                                               Year ended December 31                 December 31,
                                                        1999           1998            1997               1999
                                                        ----           ----            ----               ----
Cash flow from operating activities:
   Net loss                                        $ (   573,184) $ (   641,130)  $ (   549,814)  $ (   1,764,128)
   Add items not affecting cash:
     Capital assets written-off                                -         40,288               -            40,288
     Write-off of advances                                     -         31,285               -            31,285
     Project advances written-off                         35,427              -               -            35,427

                                                     (   537,757)   (   569,557)    (   549,814)    (   1,657,128)
   Net changes in non-cash working
    capital items related to operations:
    Accrued interest receivable                      (     5,475)   (     5,483)              -     (      10,958)
    Prepaid expenses                                       1,180    (     2,269)              -     (       1,089)
    Advances receivable                              (     8,202)       250,709     (   250,709)    (       8,202)
    Accounts payable and accrued expenses                 33,654    (    39,084)         84,014            78,584

Net cash used in operating activities                (   516,600)   (   365,684)    (   716,509)    (   1,598,793)


Cash flow used in investing activity
   Oil and gas project costs                         (   379,611)   (    58,462)    ( 1,224,415)    (   1,662,488)

Net cash provided by (used in) investing
 activity                                            (   379,611)   (    58,462)    ( 1,224,415)    (   1,662,488)

Cash flow from financing activities:
   Proceeds from sale of common stock                          -              -       5,179,500         5,179,500
   Advance payable                                             -    (    50,802)              -     (      50,802)

Net cash provided by (used in )
 financing activities                                          -    (    50,802)      5,179,500         5,128,698

Net increase (decrease) in cash                      (   896,211)   (   474,948)      3,238,576         1,867,417
Cash and cash equivalents, beginning of period         2,763,628      3,238,576               -                 -

Cash and cash equivalents, end of period           $   1,867,417  $   2,763,628   $   3,238,576   $     1,867,417

Cash and cash equivalents consist of:
   Cash                                            $     186,417  $      63,628   $      39,948   $       186,417
   Term deposit                                        1,681,000      2,700,000       3,198,628         1,681,000

                                                   $   1,867,417  $   2,763,628   $   3,238,576   $     1,867,417



Supplemental disclosures of cash flows:
Stock issued for payment of accounts payable in 1996 - $38,000 (1995: $243,716) Stock issued for payment of promissory note in 1995 - $359,000


                             SEE ACCOMPANYING NOTES



                                                                                                        Schedule 1
                                                DRUCKER INDUSTRIES, INC.
                                             (An Exploration Stage Company)
                              CONSOLIDATED SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
                                for the years ended December 31, 1999, 1998 and 1997 and
                                January 1, 1997 (Date of Inception of Exploration Stage)
                                                  to December 31, 1999
                                                 (Stated in US Dollars)


                                                                                                   January 1, 1997
                                                                                                      (Date of
                                                                                                    Inception of
                                                                                                     Exploration
                                                                                                      Stage) to
                                                                                                    December 31,
                                                   1999              1998              1997             1999
                                                   ----              ----              ----             ----
Accounting and audit fees                    $        40,011   $        44,651   $         9,539  $        94,201
Advances written-off - Note 6                              -            24,061                 -           24,061
Consulting - Note 6                                   54,436            38,288            32,185          124,909
Foreign exchange                                       1,866             1,111      (        778)           2,199
Investor communication costs                          28,118             9,834            46,689           84,641
Interest and bank charges                              2,421               619               406            3,446
Legal                                                 27,852            12,104            59,795           99,751
Office and general                                    31,153            29,957            46,576          107,686
Rent                                                   9,217             8,020             7,376           24,613
Transfer agent fees                                    1,632             2,718                 -            4,350
Travel                                                21,735            11,042            45,778           78,555

                                             $       218,441   $       182,405   $       247,566  $       648,412



                             SEE ACCOMPANYING NOTES



                                                                                                        Schedule 2
                                                DRUCKER INDUSTRIES, INC.
                                             (An Exploration Stage Company)
                                      CONSOLIDATED SCHEDULE OF EXPLORATION EXPENSES
 for the years ended December 31, 1999, 1998 and 1997 and January 1, 1997 (Date of Inception of Exploration Stage)
                                                  to December 31, 1999
                                                 (Stated in US Dollars)
                                                                                                      January 1, 1997
                                                                                                          (Date of
                                                                                                        Inception of
                                                                                                        Exploration
                                                                                                         Stage) to
                                  Ningxia        West          1999           1998          1997        December 31,
                                Concession      Gharib         Total         Total          Total           1999
                                ----------      ------         -----         -----          -----           ----
Administration                 $          -  $     76,266  $     76,266  $     40,529   $      9,657  $       126,452
Amortization                              -             -             -         7,901         12,968           20,869
Audit                                     -             -             -         4,246          5,000            9,246
Consulting                                -             -             -             -         10,875           10,875
Consumables                               -        77,924        77,924        30,072              -          107,996
Development costs                         -         4,139         4,139             -              -            4,139
Drilling                                  -       167,965       167,965           420              -          168,385
Entertainment                             -             -             -         4,752          9,816           14,568
Geological/geophysical                    -        70,157        70,157       164,940              -          235,097
Insurance (rebate)                        -             -             -     (   2,611)         5,256            2,645
Office Supplies                           -             -             -            64          6,272            6,336
Other                                     -             -             -         3,237          7,526           10,763
Project advances written-off         65,406             -        65,406        31,285              -           96,691
Rent                                      -             -             -         7,908            918            8,826
Repairs and maintenance                   -             -             -           629          1,983            2,612
Surveying and testing                     -             -             -       242,600        262,982          505,582
Telephone                                 -             -             -         2,567          3,375            5,942
Travel                                4,729             -         4,729         4,668         62,718           72,115
Wages and benefits                        -        23,087        23,087        43,948         34,449          101,484
Capital assets written-off                -             -             -        40,288              -           40,288
Interest income                           -             -             -     (   7,614)             -     (      7,614)
Other income                              -             -             -     (   3,566)             -     (      3,566)

                               $     70,135  $    419,538  $    489,673  $    616,263    $   433,795  $     1,539,731




                             SEE ACCOMPANYING NOTES

                            DRUCKER INDUSTRIES, INC.
                         (An Exploration Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                            (Stated in U.S. dollars)


Note 1        Nature of Operations

              The company currently is in the business of exploration and development of oil and gas properties in Egypt and Algeria.

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

              Principles of Consolidation

              These consolidated financial statements include the accounts of Drucker Industries, Inc. and its wholly-owned subsidiaries, Drucker Petroleum Inc. ("DPI") and Drucker Petroleum (Algeria) Inc. ("DPA"). DPI and DPA were incorporated by the company in the British Virgin Islands on April 16, 1998 and September 22, 1999, respectively. All inter-company transactions have been eliminated.

              Exploration Stage Company

              The company is an exploration stage company as defined in Statement of Financial Accounting Standards No. 7 and the Securities and Exchange Commission's Exchange Act Guide 7. The company is devoting substantially all of its present efforts to the business of exploration and development of oil and gas properties in Egypt and Algeria. For the purposes of providing cumulative amounts for the statements of operations and cash flow, these amounts consider only those losses for the period from January 1, 1997 to December 31, 1999, the period in which the company has undertaken a new exploration stage activity.

DRUCKER INDUSTRIES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998
(Stated in U.S. dollars)

Note 2        Summary of Significant Accounting Policies - (cont'd)

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

              Investments in a company that is organized for the sole purpose of holding an indirect interest in oil and gas concessions and such investment is less than a 20% investment is accounted for under the above noted oil and gas project costs policy.

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

DRUCKER INDUSTRIES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998
(Stated in U.S. dollars)


Note 3        Cash Equivalents

              At December 31, 1999, included in cash and cash equivalents is a financing deposit of $1,681,000 as required by a farm-out agreement (Note 4). This deposit is held as collateral for a letter of guarantee. The deposit will be used as payment for the costs incurred in exploring the concession located in West Gharib, Gulf of Suez, Egypt (Note 4).

Note 4        Oil and Gas Projects - Note 6


                                                                                          1999          1998
                                                             Ningxia       Shaanxi        Total         Total
             China Concessions
                  Project advance                         $          -  $          -  $          -  $    893,670
                  Capital assets                                     -             -             -         1,636
                                                          ------------  ------------  ------------  ------------
                                                          $          -  $          -             -       895,306
                                                          ------------  ------------  ------------  ------------
             West Gharib, Egypt Concession
               Acquisition costs
                  Cash                                                                     352,000       352,000
                  Project advance                                                                -        14,800
                                                                                      ------------  ------------
                                                                                           352,000       366,800
               Deferred exploration costs                                                  629,290             -
                                                                                      ------------  ------------
                                                                                           981,290       366,800
                                                                                      ------------  ------------
             Algerian Concession
                  Acquisition costs                                                        625,000             -
                                                                                      ------------  ------------
                                                                                      $  1,606,290  $  1,262,106
                                                                                      ============  ============


              Project advances are advances to companies with a common director. These advances are unsecured, non-interest bearing and have no specific terms for repayment.

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

DRUCKER INDUSTRIES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998
(Stated in U.S. dollars)



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

              During the year ended December 31, 1998, the Fuxian concession was abandoned. During the year ended December 31, 1999, the Ningxia and Shaanxi oil and gas concessions were abandoned and all related costs were included with exploration expenses.

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

              - 40% of the costs and expenses associated with the drilling of an exploratory well to a maximum cost to the company of $500,000; thereafter, DPI shall pay 20% of all costs and expenses associated with any further activity associated with the concession.

              In addition, DPI provided a bank guarantee of $2,000,000 within seven days of the execution of the agreement, being 40% of a letter of guarantee (Note 3). As at December 31, 1999, this bank guarantee has been reduced to $1,681,000

              DPI's interest in this oil and gas concession is subject to a 7% net profit interest payable to a related company, after DPI has recovered all of its exploration and development expenditures. This company is related by virtue of common directors.

              During the year ended December 31, 1999, the company included drilling costs of $167,965 related to an abandoned well with exploration expenses.

              At December 31, 1999, $629,290 incurred in respect to drilling an exploration well and drilling and equipping a development well have been capitalized.

DRUCKER INDUSTRIES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998
(Stated in U.S. dollars)


Note 4        Oil and Gas Project Costs - Note 6 - (cont'd)
              -------------------------

              Algerian Concession

              By a letter of intent dated October 27, 1999, the company acquired 10% of the issued capital stock of Santa Catalina (Algeria) Ltd. (Algeria Concession SLM Algeria"), a company which, through its wholly-owned subsidiary, Santa Catalina L.H. Lundin (Algeria) Ltd. ("SLM Lundin"), entered into an agreement to acquire a 25% participating interest in an oil and gas concession in Algeria. Subject to SLM Lundin earning its 25% participating interest, the company may earn up to a 2.5% indirect interest in the property by paying SLM Algeria $625,000 (paid) to acquire 10% of its capital stock, and by funding its pro-rata share of SLM Lundin's portion of the drilling and general and administrative costs in excess of US$5,000,000 for testing and drilling of the first well.

              In order to participate in the second well, the company must pay SLM Algeria $600,000. The company will then be responsible for their pro-rata share of SLM Lundin's portion of the drilling costs and general and administrative costs in excess of $5,000,000 associated with the drilling and testing of the second well. This agreement is in effect for one year.

              All costs associated with this concession are shown as oil and gas project costs.

Note 5        Common Stock - Note 10

              During the year ended December 31, 1997, the company issued 5,179,500 shares of common stock at $1.00 per share for proceeds of $5,179,500.

              The company also issued 362,565 shares of common stock as a finder's fee.

              Commitment

              Share Purchase Warrants

              At December 31, 1999, 5,179,500 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the company at $0.40 per unit until the earlier of March 31, 2000 and the 90th day after the day on which the weighted average trading price of the company's shares exceed $0.90 per share for 10 consecutive trading days. Each unit consists of one common share of the company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrant.

              Share Purchase Options

              During the year ended December 31, 1999, the company granted 2,950,000 share purchase options entitling the holders thereof the right to acquire 2,950,000 common shares at $0.40 per share to June 30, 2004.

DRUCKER INDUSTRIES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998
(Stated in U.S. dollars)


Note 6        Related Party Transactions - Note 4

              During the year ended December 31, 1998, the company wrote-off advances to a related company in the amount of $24,061 advanced with respect to administration relating to the China oil and gas exploration projects. This company is related by virtue of a common director.

              The company was charged the following by a director of the company:


                                                                                                 January 1, 1997
                                                                                                 (Date of Incep-
                                                                                                 tion of Explora-
                                                                                                  tion Stage) to
                                                                                                   December 31
                                                  1999             1998              1997              1999
                                                  ----             ----              ----              ----
             Consulting                     $            -   $            -    $            -    $       36,000
                                            ==============   ==============    ==============    ==============


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

              The following table summarized the significant components of the company's deferred tax assets:

                                                                         Total
             Deferred Tax Assets
             Net operating loss carryforward                     $    3,500,000
                                                                 ===============
             Deferred tax assets                                 $    1,750,000
             Valuation allowance for deferred tax assets             (1,750,000)
                                                                 ---------------
                                                                 $            -
                                                                 ===============

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

DRUCKER INDUSTRIES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998
(Stated in U.S. dollars)


Note 8        Income Taxes

              No provision for income taxes has been provided in 1999, 1998 and 1997 due to the net loss. The company has net operating loss carry forwards, which expire commencing in the year 2004 totalling approximately $3,500,000, the benefits of which have not been recorded.

              Under the provisions of the Tax Reform Act of 1986, when there has been a change in an entity's ownership of fifty percent or greater, utilization of net operating loss carry forwards may be limited. As a result of equity transactions occurring through December 31, 1999, the company will be subject to such limitation. The annual limitations have not been determined.

Note 9        Prior Period Change

              The company determined that accounts payable at December 31, 1993 was understated by $85,680 due to accrued fiscal agent fees not recorded. Of these fees, $27,280 related to the year ended December 31, 1993 and $58,400 related to years prior to the year ended December 31, 1993. Consequently the deficit accumulated during the exploration stage at December 31, 1993 and at December 31, 1992 and additional paid-in capital at December 31, 1992 were restated to reflect this adjustment.

Note 10       Subsequent Event

              Subsequent to December 31, 1999, the company extended the terms of the share purchase warrants to read as follows:

              Each warrant entitles the holder to purchase one additional unit of the company at $0.40 per unit until the earlier of March 31, 2001 and the 90th day after the day on which the weighted average trading price of the company's shares exceed $2.50 per share for 10 consecutive trading days. Each unit consists of one common share of the company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrant.

DRUCKER INDUSTRIES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998
(Stated in U.S. dollars)


Note 11       Segmented Information

              The company's industry's segment is the oil and gas industry.  The
              company's  geographic  segments  are  Canada,   China,  Egypt  and
              Algeria.


                                                                                          December 31, 1999
                                                Canada          China           Egypt          Algeria          Total
             Identifiable Assets
               Current                       $   1,887,666   $           -  $           -   $           -   $   1,887,666
               Oil and gas projects                      -               -        981,290         625,000       1,606,290
                                             -------------   -------------  -------------   -------------   -------------
                                             $   1,877,666   $           -  $     981,290   $     625,000   $   3,493,956
                                             =============   =============  =============   =============   =============

                                                                                          December 31, 1998
                                                Canada          China           Egypt          Algeria          Total
             Identifiable Assets
               Current                       $   2,771,380   $           -  $           -   $           -   $   2,771,380
               Oil and gas projects                      -         895,306        366,800               -       1,262,106
                                             -------------   -------------  -------------   -------------   -------------
                                             $   2,771,380   $     895,306  $     366,800   $           -   $   4,033,486
                                             =============   =============  =============   =============   =============

                                                                                       Year ended December 31,
                                                                                1999            1998            1997
             Operations
               Canada                                                       $ (   83,511)   $ (   24,867)   $ (    116,019)
               China                                                         (    70,135)    (   368,290)     (    433,795)
               Egypt                                                         (   419,538)    (   247,973)                -
                                                                            -------------   -------------   ---------------
                                                                            $(   573,184)   $ (  641,130)   $ (    549,814)
                                                                            =============   =============   ===============


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

              In April 1998, the Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the costs of start-up activities". This statement is effective for fiscal years beginning after December 15, 1998. Adopting this standard does not have a significant impact on the company's consolidated financial position, results of operations or cash flows.

DRUCKER INDUSTRIES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998
(Stated in U.S. dollars)


Note 12       New Accounting Standards - (cont'd)

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

Note 13       Uncertainty Due to the Year 2000 Issue

              The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers or other third parties, have been fully resolved.

Note 14       Comparative Figures

              Certain prior year's comparative figures have been reclassified to conform with the presentation used in the current year.