Form 10QSB
period 2000-03-31
DRUCKER INDUSTRIES INC
filed 2000-05-15
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                For the quarterly period ended: March 31, 2000

                         Commission file number 0-29670
                                 CIK:0001042053


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

                         YES  X          NO
                            -----         -----

As of March 31, 2000, there were 34,476,250 shares of $0.001 par value common stock outstanding


                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS




                                                DRUCKER INDUSTRIES, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                          March 31, 2000 and December 31, 1999
                                                (Stated in U.S. dollars)
                                                (UNAUDITED - SEE NOTE 1)


                                                  ASSETS
                                                  ------
                                                                                 March 31,          December 31,
                                                                                   2000                 1999
                                                                                   ----                 ----

Current

   Cash and cash equivalents                                                 $      1,510,171     $      1,867,417
   Receivables    - oil                                                               241,101                    -
              - interest                                                               10,410               10,958
   Prepaid expenses                                                                         -                1,089
   Advances receivable                                                                  8,202                8,202
                                                                                -------------            ---------
                                                                                    1,769,884            1,887,666
Oil and gas projects                                                                1,752,193            1,606,290
                                                                                -------------            ---------
                                                                             $      3,522,077     $      3,493,956
                                                                                =============            =========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current

   Accounts payable and accrued expenses                                     $         19,647     $         81,109
                                                                                -------------            ---------

Stockholders' Equity  - Note 2
   Common stock $.001 par value, authorized 50,000,000 shares:
     32,476,250 shares issued and outstanding                                          32,115               32,115
   Additional paid-in capital                                                       6,306,803            6,306,803
   Deficit                                                                      (   2,836,488)       (   2,926,071)
                                                                                -------------            ----------
                                                                                    3,502,430            3,412,847
                                                                                -------------            ----------
                                                                             $      3,522,077     $      3,493,956


                                          SEE ACCOMPANYING NOTES

                                                DRUCKER INDUSTRIES, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                   for the three months ended March 31, 2000 and 1999
                                                (Stated in U.S. dollars)
                                                (UNAUDITED - SEE NOTE 1)


                                                                                (3 months)           (3 months)
                                                                                   2000                 1999
                                                                                   ----                 ----
Revenue

   Oil and gas sales, net of royalties                                       $        299,772     $              -
   Interest income                                                                     26,186               22,991
                                                                                -------------            ---------
                                                                                      325,958               22,991
                                                                                -------------            ---------
Expenses
   Production                                                                          58,671                    -
   Depletion                                                                            5,756                    -
   General and administrative expenses - Schedule 1                                    43,502               32,292
   Exploration expenses - Schedule 2                                                  128,446               56,308
                                                                                -------------            ---------
                                                                                      236,375               88,600
                                                                                -------------            ---------
Net income (loss)                                                            $         89,583     $ (       65,609)
                                                                                =============            =========
Net income (loss) per share                                                  $          0.00      $ (        0.00)
                                                                                =============            =========
Weighted average shares outstanding                                                32,476,250           32,476,250
                                                                                =============            =========



                                         SEE ACCOMPANYING NOTES


                                                DRUCKER INDUSTRIES, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   for the three months ended March 31, 2000 and 1999
                               and February 4, 1971 (Date of Inception) to March 31, 2000
                                                (STATED IN U.S. DOLLARS)
                                                (UNAUDITED - SEE NOTE 1)

                                                                                            Additional
                                                                    Common Stock             Paid-in
                                                             Shares           Amount         Capital         Deficit       Total
------------------------------------------------------------------------------------------------------------------------------------
Shares issued to acquire Monetary Metals, Inc.                       675,000   $   675     $ (   675)    $       -       $         -
Shares  issued to  acquire  net  assets of  Drucker  Sound
 Design Corporation                                                2,700,000     2,700        65,046             -           67,746
Net loss from inception to December 31, 1989                               -         -             -     $ ( 8,115)       (   8,115)
Net loss for year ended December  31, 1990                                 -         -             -      (144,333)        (144,333)
Five for one forward split of outstanding shares                  13,500,000    13,500       (13,500)            -                -
Funds contributed by stockholder                                           -         -       124,196             -          124,196
Sale of units for cash, September 1991                             1,050,000     1,050       103,950             -          105,000
Sale of units for cash, December 1991                                750,000       750        74,250             -           75,000
Shares issued to settle debts                                         52,500        53         5,197       ( 5,250)               -
Shares issued to directors as compensation                           450,000       450        44,550       (45,000)               -
Correct funds contributed to stockholders                                  -         -       (24,990)            -         ( 24,990)
Interest on note payable                                                   -         -             -       ( 7,370)        (  7,370)
Net loss for year ended December 31, 1991                                  -         -             -       (38,417)        ( 38,417)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1991, as previously reported                19,177,500    19,178       378,024      (248,485)         148,717
Adjustments to previously reported amounts:
   Fiscal agent fees                                                       -         -       (18,000)      ( 7,300)        ( 25,300)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1991, as restated                           19,177,500    19,178       360,024      (255,785)         123,417

Sale of common stock, March 1992                                     700,000       700        69,300             -           70,000
Sale of common stock, September 1992                                 500,000       500        54,500             -           55,000
Net loss for year ended December 31, 1992                                  -         -             -       (78,078)         (78,078)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992, as previously reported                20,377,500    20,378       483,824      (333,863)         170,339
Adjustments to previously reported amounts:
   Fiscal agent fees                                                       -         -       (12,500)      (20,600)        ( 33,100)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992, as restated                           20,377,500    20,378       471,324      (354,463)         137,239
------------------------------------------------------------------------------------------------------------------------------------


                                                                 ....Continued

                                         SEE ACCOMPANY NOTES

                                                DRUCKER INDUSTRIES, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   for the three months ended March 31, 2000 and 1999
                               and February 4, 1971 (Date of Inception) to March 31, 2000
                                                (STATED IN U.S. DOLLARS)
                                                (UNAUDITED - SEE NOTE 1)
                                                                                        Additional
                                                                 Common Stock           Paid-in            During
                                                           Shares            Amount      Capital            Deficit        Total
Balance forward, December 31, 1992, as restated           20,377,500         20,378       471,324      (   354,463)         137,239

Net loss for the year ended December 31, 1993                      -              -             -      (   134,081)        (134,081)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                                20,377,500         20,378       471,324      (   488,544)           3,158

Adjustment to previously reported amounts:
   Fiscal agent fees                                               -              -             -      (    27,280)        ( 27,280)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993, as restated                   20,377,500         20,378       471,324      (   515,824)        ( 24,122)

Sale of common stock, July, 1994                             200,000            200        29,800                -           30,000

Fiscal agent fees                                                  -              -       ( 3,000)               -         (  3,000)

Net loss for the year ended December 31, 1994                      -              -             -      (   563,546)        (563,546)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                20,577,500         20,578       498,124      ( 1,079,370)        (560,668)

Shares issued to settle debts                              5,976,683          5,977       596,739                -          602,716

Net loss for the year ended December 31, 1995                      -              -             -      (    79,455)        ( 79,455)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                26,554,183         26,555     1,094,863      (1,158,825)         ( 37,407)

Shares issued to settle debts                                380,002            380        37,620                -           38,000

Net loss for the year ended December 31, 1996                      -              -             -     (      3,118)        (  3,118)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                26,934,185         26,935     1,132,483     (  1,161,943)        (  2,525)

Net loss for the three months ended March 31, 1997                 -              -             -     (     13,053)        ( 13,053)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                   26,934,185         26,935     1,132,483     (  1,174,996)        ( 15,578)

Sale of common stock, May, 1997                            5,179,500        5,180     5,174,320             -            5,179,500

Shares issued for finder's fee                               362,565            -             -             -                    -

Net loss for the nine months ended December 31, 1997               -            -             -    (  536,761)        (    536,761)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                32,476,250       32,115     6,306,803    (1,711,757)           4,627,161

Net loss for the three months ended March 31, 1998                 -            -             -    (   26,455)        (     26,455)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                   32,476,250       32,115     6,306,803    (1,738,212)           4,600,706
------------------------------------------------------------------------------------------------------------------------------------

                                                                   ...Continued
                                             SEE ACCOMPANYING NOTES

                                                DRUCKER INDUSTRIES, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   for the three months ended March 31, 2000 and 1999
                               and February 4, 1971 (Date of Inception) to March 31, 2000
                                                (STATED IN U.S. DOLLARS)
                                                (UNAUDITED - SEE NOTE 1)

                                                                      Additional
                                              COMMON STOCK              Paid-in
                                         SHARES         AMOUNT          CAPITAL         DEFICIT          TOTAL
                                         ------         ------          -------         -------          -----
Balance forward,
December 31, 1998, as restated           32,476,250         32,115    $  6,306,803   $  (1,738,212)    $4,600,706

Net loss for the nine months ended
December 31, 1998                                 -              -               -        (614,675)      (614,675)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998               32,476,250         32,115       6,306,803      (2,352,887)      3,986,031
Net loss for the three months ended
March 31, 1999                                    -              -               -        ( 65,609)        (65,609)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                  32,476,250         32,115       6,306,803      (2,418,496)      3,920,422
Net loss for the nine months ended
December 31, 1999                                 -              -               -        (507,575)       (507,575)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999               32,476,250         32,115       6,306,803      (2,926,071)      3,412,847
Net  income  for  the  three  months
March 31, 2000                                    -              -               -          89,583          89,583
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                  32,476,250 $       32,115  $    6,306,803  $ (  2,836,488) $    3,502,430
====================================================================================================================================






                                             SEE ACCOMPANYING NOTES

                                                DRUCKER INDUSTRIES, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                   for the three months ended March 31, 2000 and 1999
                                                (Stated in U.S. dollars)
                                                (UNAUDITED - SEE NOTE 1)
                                                 ----------------------


                                                                                (3 months)           (3 months)
                                                                                   2000                 1999
                                                                                   ----                 ----
Cash flow from operating activities:

   Net income (loss)                                                         $        89,583      $ (      65,609)
   Add item not affecting cash:
     Depletion                                                                         5,756                    -
                                                                             -----------------      --------------
                                                                                      95,339        (      65,609)
   Net changes in non-cash working capital items related to operations:
    Oil receivable                                                             (     241,101)                   -
    Accrued interest receivable                                                          548                2,503
    Prepaid expenses                                                                   1,089                2,269
    Accounts payable and accrued expenses                                      (      61,462)       (      19,640)
                                                                              -----------------     --------------
Net cash used in operating activities                                          (     205,587)       (      80,477)
                                                                              -----------------     --------------
Cash flow used in investing activities
   Oil and gas project costs                                                   (     151,659)       (     126,489)
                                                                              -----------------     --------------
Net increase (decrease) in cash                                                (     357,246)       (     206,966)
Cash, beginning of period                                                          1,867,417            2,763,628
                                                                              -----------------     --------------
Cash and cash equivalents, end of period                                    $      1,510,171     $      2,556,662
                                                                              =================     ==============
Cash and cash equivalents consists of:
   Cash                                                                      $        37,829      $       107,090
   Term deposits                                                                   1,472,342            2,449,572
                                                                              -----------------     --------------
Cash and cash equivalents, end of period                                    $      1,510,171     $      2,556,662


Supplemental Disclosures of Cash Flows:
Stock issued for payment of accounts payable in 1996 $38,000 (1995:  $243,716)
Stock issued for payment of Promissory note in 1995 $359,000




                                        SEE ACCOMPANYING NOTES



                                                DRUCKER INDUSTRIES, INC.
                              CONSOLIDATED SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
                                   for the three months ended March 31, 2000 and 1999
                                                 (Stated in US Dollars)
                                                (UNAUDITED - SEE NOTE 1)
                                                 ----------------------



                                                                                (3 months)           (3 months)
                                                                                   2000                 1999
                                                                                   ----                 ----
Accounting and audit fees                                                   $         12,428     $          9,280
Consulting                                                                            11,041               11,163
Foreign exchange loss                                                                    261                  355
Franchise tax                                                                              -                1,548
Investor relations                                                                     5,016                1,559
Interest and bank charges                                                              1,398                  375
Legal                                                                                  1,773                   66
Office and general                                                                     7,888                4,241
Rent                                                                                   3,272                1,988
Transfer agent fee                                                                       425                  125
Travel                                                                                     -                1,592
                                                                           -----------------     ----------------
                                                                           $          43,502     $         32,292
                                                                           =================     ================



                                         SEE ACCOMPANYING NOTES


                                                DRUCKER INDUSTRIES, INC.
                                      CONSOLIDATED SCHEDULE OF EXPLORATION EXPENSES
                                   for the three months ended March 31, 2000 and 1999
                                                 (Stated in US Dollars)
                                                (UNAUDITED - SEE NOTE 1)
                                                 ----------------------


                                                        (3 months)
                                                           West              (3 months)           (3 months)
                                                          GHARIB                2000                 1999
                                                          ------                ----                 ----

Administration                                       $        17,375      $        17,375      $        12,498
Consumables                                                   49,048               49,048                1,600
Development costs                                             19,742               19,742                    -
General operating expenses                                    42,071               42,071                    -
Geological/geophysical                                           210                  210               35,040
Other                                                              -                    -                7,170
                                                       -------------       --------------           ----------
                                                     $       128,446      $       128,446      $        56,308
                                                       =============       ==============           ==========




                                          SEE ACCOMPANYING NOTES

                            DRUCKER INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                            (Stated in U.S. dollars)
                            (UNAUDITED - SEE NOTE 1)
                             ----------------------


NOTE 1        INTERIM REPORTING

              These consolidated financial statements have not been audited or reviewed and have been prepared on a compilation basis only. Readers are cautioned that these statements may not be appropriate for their purposes.

              While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 1999 annual financial statements.

NOTE 2        COMMON STOCK

              Commitment

              Share Purchase Warrants

              At March 31, 2000, 5,542,065 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the company at $0.40 per unit until the earlier of March 31, 2001 and the 90th day after the date on which the weighted average trading price of the company's shares exceed $2.50 per share for 10 consecutive trading days. Each unit consists of one common share of the company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants.

NOTE 3        UNCERTAINTY DUE TO THE YEAR 2000
              --------------------------------

              The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the company, including those related to customers, suppliers or other third parties, have been fully resolved.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THE SAME PERIOD IN 1999.


     In the first quarter of 2000, the Company received revenue from the West Gharib, Egypt joint venture. For the first quarter of 2000, oil revenue net of royalties amounted to $299,772 compared to no revenues from production in the same quarter in 1999. Expenses of production were $58,671, depletion was $5,756, general and administrative costs were $43,502 and exploration expenses were $128,446, for total expenses of $236,375 in the first quarter in 2000. In the same quarter in 1999, the general and administrative expenses were $32,292, and the exploration expenses were $56,308 for a total of $88,600. The operating income for the first quarter in 2000 was $63,397 compared to an ($88,600)
operating loss in the same quarter in 1999. The Company had interest income of $26,186 in the quarter in 2000 and $22,991 in 1999. The net income from the period in 2000 was $89,583 and for 1999 the net loss was ($65,609). The profit per share was $.0027 in 2000 compared to a ($.002) loss in 1999.

     Following the oil discovery in July 1999 in the Hana field, West Gharib, onshore Egypt and the successful drilling of an appraisal well in September 1999, production and sale of oil commenced on December 29, 1999. To date, the Hana Field has produced approximately 200,000 barrels of oil (averaging 2000 b/d), which have been delivered to market by truck. Drucker has a 20% working interest in the West Gharib Block. The total production from the Hana field in Egypt in the first quarter was 121,952 barrels.

     An initial development program of the Hana Field consisting of 4 wells drilled in succession commenced on February 14, 2000 and has been completed on May 1, 2000. All 4 wells are found to be productive. When all six completed wells are put into production, oil output is expected to increase from the current 2,000 barrels per day to over 5,000 barrels per day.

         A plan to further evaluate the Hana structure and similar offsetting features with a new 3D seismic program covering approximately 48 square kilometers is currently underway. This survey will commence almost immediately and is designed to validate additional prospects to be drilled on the West Gharib Block.

     The Company  expects  the trend of  increased  exploration  and general and
administrative   expenses  to  continue.  The  Company  also  expects  continued
production revenues from the West Gharib Block.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $1,510,171 cash on hand at the quarter end and $244,101 in receivables. These amounts are deemed sufficient by the Company for continued operations at the current level in the following nine months, assuming that oil revenues from the Hana field in Egypt continue, which cannot be assured.

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings - None.

Item 2.           Changes in securities - None.

Item 3.           Defaults upon senior securities - None.

Item 4.           Submission of matters to a vote of security holders - None.

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended March 31, 2000. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: May 15, 2000

                                          DRUCKER INDUSTRIES, INC.



                                          by:/s/Gerald Runolfson
                                          ---------------------------
                                          Gerald Runolfson, President