Form 10QSB
period 2000-06-30
DRUCKER INDUSTRIES INC
filed 2000-08-14
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001042053

For Quarter Ended                                     Commission File Number
June 30, 2000                                                  0-29670


                            DRUCKER INDUSTRIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                             N/A
--------                                             ---
(State of incorporation)                             (I.R.S. Employer
                                                     Identification No.)

#1- 1035 Richards Street, Vancouver, B.C. Canada     V6B 3E4
------------------------------------------------------------
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

                                      Yes  X      No
                                         ------       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         32,476,250 as of June 30, 2000

                            DRUCKER INDUSTRIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

                            (Stated in U.S. dollars)

                                   (Unaudited)
                                    ---------



                            DRUCKER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                       June 30, 2000 and December 31, 1999
                                   (Unaudited)
                            (Stated in U.S. dollars)
                             ----------------------


                                                      ASSETS                       June 30           December 31,
                                                      ------
                                                                                    2000                 1999
                                                                                    ----                 ----

Current
   Cash and cash equivalents                                                 $      1,365,162     $      1,867,417
   Receivables  - oil                                                                 281,125                    -
                - interest                                                              4,043               10,958
   Prepaid expenses                                                                         -                1,089
   Advances receivable                                                                 11,545                8,202
                                                                                --------------          -----------
                                                                                    1,661,875            1,887,666
Oil and gas projects                                                                2,425,137            1,606,290
Capital assets, net                                                                     3,476                    -
                                                                                --------------          -----------
                                                                             $      4,090,488     $      3,493,956
                                                                                ==============          ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current

   Accounts payable and accrued expenses                                     $        361,465     $         81,109
                                                                                --------------          -----------
Stockholders' Equity  - Note 2
   Common stock $.001 par value, authorized 50,000,000 shares:
     32,476,250 shares issued and outstanding                                          32,115               32,115
   Additional paid-in capital                                                       6,306,803            6,306,803
   Deficit                                                                      (   2,609,895)       (   2,926,071)
                                                                                --------------          -----------
                                                                                    3,729,023            3,412,847
                                                                                --------------          -----------
                                                                             $      4,090,488     $      3,493,956
                                                                                ==============          ===========


Commitment - Note 2





APPROVED BY THE DIRECTORS:


    "Gerry Runolfson"                             "Ernest Cheung"
    ----------------                               -------------
                       , Director                                     , Director
-----------------------                   ----------------------------
   Gerry Runolfson                              Ernest Cheung


                             SEE ACCOMPANYING NOTES



                            DRUCKER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 for the six months ended June 30, 2000 and 1999
                                   (Unaudited)
                            (Stated in U.S. dollars)

                                                         Three months ended June 30,         Six months ended June 30,
                                                            2000              1999             2000              1999
                                                            ----              ----             ----              ----
Revenue
   Oil and natural gas                                $       758,949   $             -  $     1,289,086   $             -
   Royalties                                             (    324,441)                -     (    554,806)                -
                                                      ----------------  ---------------- ----------------  ----------------
                                                              434,508                 -          734,280                 -
   Interest income                                             27,622            44,497           43,808            67,487
                                                      ----------------  ---------------- ----------------  ----------------
                                                              462,130            44,497          778,088            67,487
                                                      ----------------  ---------------- ----------------  ----------------
Expenses

   Production - Schedule 2                                    193,708                 -          311,825                 -
   Depletion                                                   12,909                 -           18,665                 -
   General and administrative expenses
   - Schedule                                                  44,908            73,770           88,410           106,062
   Exploration expenses - Schedule 3                           42,802           241,465           43,012           297,773
                                                      ----------------  ---------------- ----------------  ----------------
                                                              294,327           315,235          461,912           403,835
                                                      ----------------  ---------------- ----------------  ----------------
Net income (loss)                                     $       167,803   $  (    270,738) $       316,176   $   (   336,348)
                                                      ================  ================ ================  ================
Net income (loss) per share                           $         0.01    $  (      0.01)  $         0.01    $  (      0.01)
                                                      ================  ================ ================  ================
Weighted average shares outstanding                        32,476,250        32,476,250       32,476,250        32,476,250
                                                      ================  ================ ================  ================



                             SEE ACCOMPANYING NOTES



                            DRUCKER INDUSTRIES, INC.

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                         EQUITY (DEFICIENCY) for the six
                       months ended June 30, 2000 and 1999

          and February 4, 1971 (Date of Incorporation) to June 30, 2000
                                   (Unauditd)
                            (Stated in U.S. dollars)
                             ----------------------



                                                                                                        Deficit
                                                                                                       Accumulated
                                                                Common Stock             Additional    During the
                                                                ------------              Paid-in      Exploration
                                                          Shares           Amount         Capital         Stage            Total
                                                          ------           ------         -------         -----            -----
Balance, December 31, 1998                                32,476,250  $    32,115   $   6,306,803  $  (  2,352,887)  $    3,986,031
Net loss for the six months ended June 30, 1999                    -            -               -     (    336,348)     (   336,348)
                                                          ----------  -----------   -------------  ----------------  ---------------
Balance, June 30, 1999                                    32,476,250       32,115       6,306,803     (  2,689,235)       3,649,683
Balance Forward, June 30, 1999                            32,476,250       32,115       6,306,803     (  2,689,235)       3,649,683

Net loss for the six months ended December 31, 1999                -            -               -     (    236,836)     (   236,836)
                                                          ----------  -----------   -------------  ----------------  ---------------
Balance, December 31, 1999                                32,476,250       32,115       6,306,803     (  2,926,071)       3,412,847
Net income for the six months ended June 30, 2000                  -            -               -          316,176          316,176
                                                          ----------  -----------   -------------  ----------------  ---------------
Balance, June 30, 2000                                    32,476,250  $    32,115   $   6,306,803  $  (  2,609,895)  $    3,729,023
                                                          ==========  ===========   =============  ================  ===============



                             SEE ACCOMPANYING NOTES





                                                              DRUCKER INDUSTRIES, INC.
                                                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                                  for the six months ended June 30, 2000 and 1999
                                                                    (Unaudited)
                                                              (Stated in U.S. dollars)
                                                               ----------------------


                                                                                   Six months ended June 30,
                                                                                   2000                 1999
                                                                                   ----                 ----
Cash flow from operating activities:
   Net income (loss)                                                        $         316,176    $  (      336,348)
   Add items not affecting cash:
     Amortization                                                                         204                    -
     Depletion                                                                         18,665                    -
                                                                            ------------------   ------------------
                                                                                      335,045       (      336,348)
   Net changes in non-cash working capital items
     Oil receivable                                                            (      281,125)                   -
     Accrued interest receivable                                                        6,915                1,866
     Prepaid expenses                                                                   1,089                2,269
     Accounts payable and accrued expenses                                            280,356       (        4,897)
     Advance recoverable                                                       (        3,343)                   -
                                                                            ------------------   ------------------
Cash flow provided by (used in) operating activities                                  338,937       (      337,110)
                                                                            ------------------   ------------------
Cash flows used in investing activities
   Oil and gas projects costs                                                  (      837,512)             776,700
   Capital assets                                                              (        3,680)                   -
                                                                            ------------------   ------------------
Cash flow used in investing activities                                         (      841,192)             776,700
                                                                            ------------------   ------------------
Net increase (decrease) in cash                                                (      502,255)             439,590
Cash and cash equivalents, beginning of period                                      1,867,417            2,763,628
                                                                            ------------------   ------------------
Cash and cash equivalents, end of period                                    $       1,365,162    $       3,203,218
                                                                            ==================   ==================
Cash and cash equivalents consists of:

   Cash                                                                     $          46,616    $          56,392
   Term deposits                                                                    1,318,546            3,146,826
                                                                            ------------------   ------------------
                                                                            $       1,365,162    $       3,203,218
                                                                            ==================   ==================



                             SEE ACCOMPANYING NOTES




                            DRUCKER INDUSTRIES, INC.                  Schedule 1
                      CONSOLIDATED SCHEDULE OF GENERAL AND
                       ADMINISTRATIVE EXPENSES for the six
                       months ended June 30, 2000 and 1999
                                   (Unaudited)
                            (Stated in U.S. dollars)
                             ----------------------


                                       Three months ended June 30,         Six months ended June 30,
                                         2000              1999              2000             1999
                                         ----              ----              ----             ----

Accounting and audit fees            $        5,249   $       28,377    $       17,677    $       37,657
Amortization                                    204                -               204                 -
Consulting                                   10,797           21,611            21,838            32,774
Foreign exchange loss                           527              196               788               551
Interest and bank charges                      (756)             234               642               608
Investor relations                           16,812            9,858            21,828            11,418
Legal                                           912                -             2,685                66
Office and general                            7,347            6,774            15,235            12,563
Rent                                          2,279            2,051             5,551             4,039
Transfer agent fee                            1,080              524             1,505               649
Travel                                          457            4,145               457             5,737
                                    ---------------   --------------   ---------------    --------------
                                    $        44,908   $       73,770   $        88,410    $      106,062
                                    ===============   ==============   ===============    ==============


                             SEE ACCOMPANYING NOTES




                             DRUCKER INDUSTRIES, INC.                 Schedule 2
                  CONSOLIDATED SCHEDULE OF PRODUCTION EXPENSES
                 for the six months ended June 30, 2000 and 1999
                                   (Unaudited)
                            (Stated in U.S. dollars)
                             ----------------------


                                               Three months ended June 30,         Six months ended June 30,
                                                 2000              1999             2000              1999
                                                 ----              ----             ----              ----
Administration                              $       40,442   $            -    $       57,817   $            -
General operating expenses                          66,153                -           108,224                -
Handling and trucking                               87,113                -           145,784                -
                                            --------------   --------------    --------------   --------------
                                            $      193,708   $            -    $      311,825   $            -
                                            ==============   ==============    ==============   ==============



                             SEE ACCOMPANYING NOTES




                            DRUCKER INDUSTRIES, INC.                  Schedule 3
                  CONSOLIDATED SCHEDULE OF EXPLORATION EXPENSES
                 for the six months ended June 30, 2000 and 1999
                                   (Unaudited)
                            (Stated in U.S. dollars)
                             ----------------------


                                               Three months ended June 30,         Six months ended June 30,
                                                 2000              1999             2000              1999
                                                 ----              ----             ----              ----

Administration                              $            -   $       23,788    $            -   $       36,286
Drilling                                                 -           41,020                 -           41,020
Consumables                                              -          109,518                 -          111,119
General operating expenses                               -           18,792                 -           25,962
Geological/Geophysical                              42,802           48,347            43,012           83,386
                                            --------------   --------------    --------------   --------------
                                            $       42,802   $      241,465    $       43,012   $      297,773
                                            ==============   ==============    ==============   ==============


                            DRUCKER INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)
                            (Stated in U.S. dollars)
                             ----------------------


Note 1        Interim Reporting
              -----------------

              While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjust-ment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 1999 annual financial statements.

Note 2        Common Stock
              ------------

              Commitment

              Share Purchase Warrants

              At June 30, 2000, 5,542,065 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the company at $0.40 per unit until the earlier of March 31, 2001 and the 90th day after the date on which the weighted average trading price of the company's shares exceed $2.50 per share for 10 consecutive trading days. Each unit consists of one common share of the company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            --------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED JUNE 30, 2000 The Company had general and administrative expenses for the three month period in 2000 of $44,908 and exploration expenses of $42,802 as compared to $73,770 in general expenses and $241,465 in exploration expenses in the 1999 period. The Company incurred $193,708 in production expenses for the three month period in 2000 compared to none in the same period in 1999. There were $434,508 in net revenues for the 2000 period and no revenues for the 1999 period. Interest income was received in the amount of $27,622 in 2000 and $44,497 in 1999. The Company recorded net income on operations of $140,181 in 2000 and a net loss on operations of ($315,235) in the 1999 period. The Company has achieved a profitable position due to the fact that it has begun production, and the current world prices for oil are favorable. Net income after interest income was $167,803 in the quarter in 2000 and net loss was ($270,738) in 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE SAME PERIOD IN 1999.

For the first six months of 2000, gross oil revenue amounted to $1,289,086 compared to no revenues from production in the same six months in 1999. This revenue was generated from oil produced from the West Gharib project in Egypt where the Company has a 20% working interest. Expenses of production were $311,825 for the Company's share of production of 57,448 barrels or $5.43 per barrel, depletion was $18,665, general and administrative costs were $88,410 and exploration expenses (3-D seismic) were $43,012, for total expenses of $461,912 in the first six months in 2000. In the same period in 1999, the general and administrative expenses were $106,062, and the exploration expenses were $297,773 for a total of $403,835. The operating income for the first six months in 2000 was $272,368 compared to an operating loss of $403,808 in the same period in 1999. The Company had interest income of $43,808 in the first six months in 2000 and $67,487 in 1999. The net income from the period in 2000 was $316,176 and for 1999 the net loss was $336,348. The profit per share was $.0097 in 2000 compared to a loss of $.010 in 1999.

         After the oil discovery at Hana-1 and the appraisal well at Hana-2 in 1999, four development wells have been drilled and completed successfully in the first half of 2000. Hana-1 and 2 have started oil production from December 1999 at a combined output of about 2000 b/d and are joined by three more wells in June 2000. Oil production is expected to increase from the current 3,000 b/d to about 5000 b/d when the down-hole pumps are reconfigured. In the next few months, permanent treating, handling and pipeline facilities will be in place and more development wells will be drilled to further develop the Hana field. The total production from the Hana field, Egypt in the first six months in 2000 was 287,242 barrels. Drucker has a 20% working interest in the West Gharib Block.

         Recently, a 60 sq. kilometer 3-D survey has been acquired and reprocessed over several prospects adjacent to the Hana field. Drilling targets will be determined as soon as the 3-D seismic data are interpreted and the first well will be drilled starting from September this year. Also, the Company and its partners is about half way through the acquisition of a 400 sq. kilometer 3-D survey to delineate up to 16 identified prospects within the play fairway containing the Hana field. The acquisition and processing of this regional 3-D survey will be completed by the end of this year. The Company anticipates drilling several additional wells during 2001 based on the results of this survey.

         The Company expects the trend of increased  exploration and general and
administrative   expenses  to  continue.  The  Company  also  expects  continued
production revenues from the West Gharib Block.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had $1,365,152 cash on hand at the six month end and $281,125 in receivables. These amounts are deemed sufficient by the Company for continued operations at the current level in the following six months, assuming that oil revenues from the Hana field in Egypt continue, which cannot be assured.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS
-------     ---------------------------------------------------

            None

ITEM 2.     CHANGES IN SECURITIES
-------     ---------------------------------------------------

            None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES
-------     ---------------------------------------------------

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

            None

ITEM 5.     OTHER INFORMATION
-------     ---------------------------------------------------

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     ---------------------------------------------------

            None

                            DRUCKER INDUSTRIES, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DRUCKER INDUSTRIES, INC.


                                               /s/ Gerald Runolfson
Date:  8/11/00                                 ---------------------------------
                                               Gerald Runolfson, President