Form 10QSB
period 2000-09-30
DRUCKER INDUSTRIES INC
filed 2000-11-20
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001042053

For Quarter Ended                                     Commission File Number
September 30, 2000                                           0-29670


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

#1- 1035 Richards Street, Vancouver, B.C. Canada     V6B 3E4
------------------------------------------------------------
(Address of principal executive offices)             (Postal Code)

Registrant's telephone number, including area code:  (604) 689-4407
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

                       32,476,250 as of September 30, 2000

                            DRUCKER INDUSTRIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

                            (Stated in U.S. dollars)

                                   (Unaudited)
                                    ---------



                                                        SEE ACCOMPANYING NOTES
                                                       DRUCKER INDUSTRIES, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                               September 30, 2000 and December 31, 1999
                                                              (Unaudited)
                                                       (Stated in U.S. dollars)
                                                        ----------------------


                                                     ASSETS                    September 30         December 31,
                                                     ------
                                                                                   2000                 1999
                                                                                   ----                 ----

Current
   Cash and cash equivalents                                                 $      1,243,156     $      1,867,417
   Receivables  - oil                                                                 253,296                    -
                - interest                                                              2,075               10,958
   Prepaid expenses                                                                         -                1,089
   Advances receivable                                                                 11,545                8,202
                                                                             -----------------    -----------------
                                                                                    1,510,072            1,887,666
Oil and gas projects                                                                2,330,958            1,606,290
Capital assets, net                                                                     3,169                    -
                                                                             -----------------    -----------------
                                                                             $      3,844,199     $      3,493,956
                                                                             =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current
   Accounts payable and accrued expenses                                     $        299,333     $         81,109
                                                                             ----------------     -----------------
Stockholders' Equity  - Note 2
   Common stock $.001 par value, authorized 50,000,000 shares:
     32,476,250 shares issued and outstanding                                          32,115               32,115
   Additional paid-in capital                                                       6,306,803            6,306,803
   Deficit                                                                      (   2,794,052)       (   2,926,071)
                                                                             ----------------     -----------------
                                                                                    3,544,866            3,412,847
                                                                             ----------------     -----------------
                                                                             $      3,844,199     $      3,493,956
                                                                             =================    =================


Commitment - Note 2
Subsequent Event - Note 3



                             SEE ACCOMPANYING NOTES



                                         DRUCKER INDUSTRIES, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                           for the nine months ended September 30, 2000 and 1999
                                                (Unaudited)
                                         (Stated in U.S. dollars)


                                                     Three months ended                  Nine months ended
                                                        September 30,                      September 30,
                                                   2000              1999              2000             1999
                                                   ----              ----              ----             ----
Revenue
   Oil and natural gas                       $       934,312   $             -   $     2,223,398  $             -
   Royalties                                    (    407,016)                -      (    961,822)               -
                                             ----------------  ----------------  ---------------- ----------------
                                                     527,296                 -         1,261,576                -
   Interest income                                    17,194            37,961            61,002          105,449
                                             ----------------  ----------------  ---------------- ----------------
                                                     544,490            37,961         1,322,578          105,449
                                             ----------------  ----------------  ---------------- ----------------
Expenses
   Production - Schedule 2                           294,882                 -           606,707                -
   Depletion                                          14,597                 -            33,262                -
   General and administrative expenses
    - Schedule 1                                      56,889            32,426           145,299          138,492
   Exploration expenses
    - Geological/geophysical - seismic               360,072                 -           401,474                -
    - Drilling and other  - Schedule 3                 2,207           406,964             3,817          704,737
                                             ----------------  ----------------  ---------------- ----------------
                                                     728,647           439,390         1,190,559          843,229
                                             ----------------  ----------------  ---------------- ----------------
Net income (loss)                            $  (    184,157)  $  (    401,429)  $       132,019  $   (   737,780)
                                             ================  ================  ================ ================
Net income (loss) per share                  $  (      0.01)   $  (      0.01)   $         0.00   $  (      0.02)
                                             ================  ================  ================ ================
Weighted average shares outstanding               32,476,250        32,476,250        32,476,250       32,476,250
                                             ================  ================  ================ ================



                             SEE ACCOMPANYING NOTES



                                            DRUCKER INDUSTRIES, INC.
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                for the nine months ended September 30, 2000 and
                     1999 and February 4, 1971 (Date of Incorporation) to September 30, 2000
                                                   (Unauditd)
                                            (Stated in U.S. dollars)
                                             ----------------------


                                                                                             Deficit
                                                                                           Accumulated
                                                                           Additional      During the
                                                   Common Stock              Paid-in       Exploration
                                                   ------------
                                              Shares          Amount         Capital          Stage           Total
                                              ------          ------         -------          -----           -----
Balance, December 31, 1998                    32,476,250  $       32,115 $    6,306,803  $  ( 2,352,887) $    3,986,031
Net loss for the nine months ended
 September 30, 1999                                    -               -              -     (   737,780)    (   737,780)
                                              ----------  -------------- --------------- --------------- ---------------
Balance, September 30, 1999                   32,476,250          32,115      6,306,803     ( 3,090,667)      3,248,251

Net income for the three months ended
 December 31, 1999                                     -               -              -         164,596         164,596
                                              ----------  -------------- --------------- --------------- ---------------
Balance, December 31, 1999                    32,476,250          32,115      6,306,803     ( 2,926,071)      3,412,847
Net income for the nine months ended
 September 30, 2000                                    -               -              -         132,019         132,019
                                              ----------  -------------- --------------- --------------- ---------------
Balance, September 30, 2000                   32,476,250  $       32,115 $    6,306,803  $  ( 2,794,052) $    3,544,866
                                              ==========  ============== =============== =============== ===============



                             SEE ACCOMPANYING NOTES



                                            DRUCKER INDUSTRIES, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              for the nine months ended September 30, 2000 and 1999
                                                   (Unaudited)
                                            (Stated in U.S. dollars)
                                             ----------------------


                                                                                Nine months ended September 30,
                                                                                   2000                 1999
                                                                                   ----                 ----
Cash flow from operating activities:
   Net income (loss)                                                        $         132,019    $  (      737,780)
   Add items not affecting cash:
     Amortization                                                                         511                    -
     Depletion                                                                         33,262                    -
                                                                            ------------------   ------------------
                                                                                      165,792       (      737,780)
   Net changes in non-cash working capital items
   related to operations:
     Receivable  - oil                                                         (      253,296)                   -
                 - interest                                                             8,883       (        1,669)
     Prepaid expenses                                                                   1,089                2,269
     Advance receivable                                                        (        3,343)                   -
     Accounts payable and accrued expenses                                            218,224               95,238
                                                                            ------------------   ------------------
Cash flow provided by (used in) operating activities                                  137,349       (      641,942)
                                                                            ------------------   ------------------
Cash flows used in investing activities
   Oil and gas projects costs                                                  (      757,930)             776,700
   Capital assets                                                              (        3,680)                   -
                                                                            ------------------   ------------------
Cash flow provided by (used in) investing activities                           (      761,610)             776,700
                                                                            ------------------   ------------------
Net increase (decrease) in cash                                                (      624,261)             134,758
Cash and cash equivalents, beginning of period                                      1,867,417            2,763,628
                                                                            ------------------   ------------------
Cash and cash equivalents, end of period                                    $       1,243,156    $       2,898,386
                                                                            ==================   ==================
Cash and cash equivalents consists of:
   Cash (bank overdraft)                                                    $          55,471    $  (    1,060,594)
   Term deposits                                                                    1,187,685            3,958,980
                                                                            ------------------   ------------------
                                                                            $       1,243,156    $       2,898,386
                                                                            ==================   ==================


                             SEE ACCOMPANYING NOTES



                                            DRUCKER INDUSTRIES, INC.                                 Schedule 1
                         CONSOLIDATED SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
                             for the nine months ended September 30, 2000 and 1999
                                                  (Unaudited)
                                           (Stated in U.S. dollars)
                                            ----------------------


                                                        Three months ended                  Nine months ended
                                                           September 30,                      September 30,
                                                      2000              1999              2000             1999
                                                      ----              ----              ----             ----
Accounting and audit fees                         $        9,740   $        1,824    $       27,417    $       39,481
Amortization                                                 307                -               511                 -
Consulting                                                11,166           10,763            33,004            43,537
Foreign exchange loss                                        944              662             1,732             1,213
Interest and bank charges                                    501            1,095             1,143             1,707
Investor relations                                         9,035            9,611            30,863            21,028
Legal                                                     11,225                -            13,910                66
Office and general                                         8,570            5,726            23,805            18,290
Rent                                                       3,249            2,010             8,800             6,049
Transfer agent fee                                           920              425             2,425             1,074
Travel                                                     1,232              310             1,689             6,047
                                                 ---------------   --------------   ---------------    --------------
                                                 $        56,889   $       32,426   $       145,299    $      138,492
                                                 ===============   ==============   ===============    ==============



                             SEE ACCOMPANYING NOTES



                                            DRUCKER INDUSTRIES, INC.                                 Schedule 2
                                  CONSOLIDATED SCHEDULE OF PRODUCTION EXPENSES
                              for the nine months ended September 30, 2000 and 1999
                                                   (Unaudited)
                                            (Stated in U.S. dollars)
                                             ----------------------


                                                   Three months ended                  Nine months ended
                                                      September 30,                      September 30,
                                                 2000              1999             2000              1999
                                                 ----              ----             ----              ----

Administration                              $       49,958   $            -    $      107,775   $            -
General operating expenses                         135,954                -           244,178                -
Handling and trucking                              108,970                -           254,754                -
                                            --------------   --------------    --------------   --------------
                                            $      294,882   $            -    $      606,707   $            -
                                            ==============   ==============    ==============   ==============



                             SEE ACCOMPANYING NOTES



                                            DRUCKER INDUSTRIES, INC.                                 Schedule 3
                       CONSOLIDATED SCHEDULE OF EXPLORATION EXPENSES - DRILLING AND OTHER
                             for the nine months ended September 30, 2000 and 1999
                                                   (Unaudited)
                                            (Stated in U.S. dollars)
                                             ----------------------


                                                   Three months ended                  Nine months ended
                                                      September 30,                      September 30,
                                                 2000              1999             2000              1999
                                                 ----              ----             ----              ----

Administration                              $            -   $        8,559    $            -   $       44,845
Consumables                                              -                -                 -          111,119
Drilling                                                 -          368,821                 -          409,841
General operating expenses                               -           29,584                 -           55,546
Geological/Geophysical - other                       2,207                -             3,817           83,386
                                            --------------   --------------    --------------   --------------
                                            $        2,207   $      406,964    $        3,817   $      704,737
                                            ==============   ==============    ==============   ==============



                             SEE ACCOMPANYING NOTES

                            DRUCKER INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)
                            (Stated in U.S. dollars)
                             ----------------------


Note 1        Interim Reporting

              While the information presented in the accompanying interim nine months financial statements is unaudited, (except for as indicated in Independent Accountants' Report), it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 1999 annual financial statements.

Note 2        Common Stock

              Commitments

              Share Purchase Warrants

              At September 30, 2000, 5,542,065 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the company at $0.40 per unit until the earlier of March 31, 2001 and the 90th day after the date on which the weighted average trading price of the company's shares exceed $2.50 per share for 10 consecutive trading days. Each unit consists of one common share of the company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants.

              Share Purchase Options

              At September 30, 2000, 2,950,000 share purchase options are outstanding. Each option entitles the holder thereof the right to acquire one new common share of the company at $0.40 per share to June 30, 2004

Note 3        Subsequent Event

              Subsequent to September 30, 2000, the company advanced $600,000 pursuant to a cash call for its share of costs for a second well in Algeria.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            --------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE SAME PERIOD IN 1999.

For the first nine months of 2000, gross oil revenue amounted to $2,223,398 compared to no revenue from production in the same nine months in 1999. This revenue was generated from oil produced from the West Gharib project in Egypt where the Company has a 20% working interest. Expenses of production were $606,707 for the Company's share of production of 95,732 barrels or $6.34 per barrel, depletion was $33,262, general and administrative costs were $145,299 and exploration expenses (mostly for 3-D seismic acquisition program) were $405,291, for total expenses of $1,190,559 in the first nine months in 2000. In the same period in 1999, the general and administrative expenses were $138,492, and the exploration expenses were $704,737 for a total of $843,229. The operating income for the first nine months in 2000 was $71,017 compared to an operating loss of $737,780 in the same period in 1999. The Company had interest income of $61,002 in the first six months in 2000 and $105,449 in 1999. The net income from the period in 2000 was $132,019 and for 1999 the net loss was $737,780. The profit per share was $.0041 in 2000 compared to a loss of $.023 in 1999.

To date, six wells are in production in the Hana field in West Gharib, Egypt and are currently producing an average of 2,000 barrels of oil per day. Recently, the Hana-7 well was successfully drilled and completed as an infill producer. As part of the ongoing Hana field development plan, additional producers and several waterflood pressure maintenance wells will be drilled in the next few months to further boost sustainable production rates from current levels.

Besides the Hana field, a 400 sq km 3D seismic acquisition program has been completed over a portion of the prospective lands in the 2,530 sq km West Gharib Block. The processing and interpretation of these data will be completed by year end. A multi-well exploration program will be conducted in 2001 to evaluate several of the numerous large drilling prospects validated by this 3D program.

In Algeria, the recent successfully drilled SMRE-1 well, within the 3,192 square kilometer onshore Hassi Bir Rekaiz concession, was a 15 kilometer stepout to the east of the SMR-1 discovery well and the data shows that a continuous oil column of at least 60 meters in height is present between the two wells (light sweet crude of 40 degrees API). The upcoming Sahara El Mehadjer-1 (SEM-1) well will be a 10 kilometer stepout to the north from these two wells and is prognosed to intersect the main reservoirs at least 20 meters higher, thereby potentially establishing an even larger oil column and confirming the continuity of a significant portion of the Semhari structure. The Semhari structure is one of the largest structures in northern Africa and is one of several promising structures within the Hassi Bir Rekaiz concession. The project is located within a prolific oil producing region hosting multi-billion barrel oil fields with extensive oil facilities and pipeline infrastructure in place.

In the last week of October 2000, BP Amoco has hired a new contractor to drill the upcoming SEM-1 well. BP, the third largest oil company in the world (next to Exxon) and Shell) is the operator of the project and holds a 50% interest. The SEM-1 will be the third well drilled on the 70,000 acre (283 sq km) Semhari mega-structure, following the two successful SMR-1 and SMRE-1 wells. The access road to the SEM-1 location has already been completed and the drill site prepared. Spudding of the well is anticipated in the latter part of November, 2000. The rig to be used is a Pride Forasol Rig 2. It has a top drive which will allow the well to be drilled more quickly and with a reduced potential for lost time and drilling related problems. The rig was recently used in the area and the crew is familiar with operating the rig and drilling the targeted reservoirs. Pride are internationally recognized contractors with an excellent reputation.

Drucker has an indirect 2.5% interest through Santa Catalina (Algeria) Ltd. which holds a 25% interest in the Hassi Bir Rekaiz concession. ARCO Ghadames, Inc. (BP Amoco) is the operator holding a 50% interest. Turkish Petroleum holds the remaining 25%.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

     The Company had revenues of $934,312 in the quarter ended September 30, 2000 and no revenues in the quarter in 1999. Royalties on revenues in the quarter were $407,016, resulting in net revenue of $527,296 in the quarter in 2000. The Company had interest income of $17,194 and $37,961 in the quarter in 2000 and 1999 respectively.

     The Company incurred production expenses of $294,882 and depletion of $14,597 in the quarter in 2000 and none in 1999 in the quarter. The Company had $362,274 in exploration expenses in the third quarter in 2000 compared to $406,964 in the quarter in 1999.

     The general and administrative expenses for the quarter in 2000 were $56,889, compared to $32,426 in the quarter in 1999.

     Total expenses including general and administrative were $728,647 and $439,390 in the quarter in 2000 and 1999 respectively. The Company had net loss of ($184,157) in the quarter in 2000 compared to ($401,429) in 1999. The reduction in loss was as a direct result of the commencement of revenue from oil production in the West Gharib field in Egypt.

     The Company had a net loss per share of ($.01) in the quarter in both 2000 and 1999. The Company expects the trend of losses to continue as it invests in further oil exploration projects, which may not produce revenues or sufficient revenues to offset costs and expenses of operations and exploration.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had $1,243,156 cash on hand at September 30, 2000 and $253,296 in receivables. These amounts are deemed sufficient by the Company for continued operations at the current level in the following three months, assuming that oil revenues from the Hana field in Egypt continue, which cannot be assured.

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

          On September 26, 2000, the company held an annual shareholder's meeting at which the shareholders approved:

         a.  A change of name to Drucker, Inc.

         b.  A Stock Option Plan

          At the Annual Meeting of Shareholders on September 26, 2000, the shareholders re- elected as Directors Patrick Chan, Ernest Cheung, Gerald Runolfson, and Joseph S. Tong.

ITEM 5.     OTHER INFORMATION
-------     ---------------------------------------------------

          Ken Kow was appointed a director in October 2000. Mr. Kow's experience is as follows:

          Ken A. Kow, Director, age 58, has been a consultant to the Company and as Manager, Petroleum Operations in charge of petroleum exploration since 1997. He received a Bachelor of Science in Chemistry in 1965 and a Ph.D in Chemistry in1980 from University of London, England. From 1984 to 1986, he was Manager of Core Analysis with Geotechnical Resources Ltd. in Calgary, Alberta and from 1986 to 1988 he was Technical Manager with C&G
     Laboratories in Calgary, Alberta. From 1988 to 1997, he was employed with Waha Oil Company as a Petroleum Analyst in Tripoli, Libya, North Africa. He has served as Secretary since 1997 to present, and as Director since 1998 to present, of Richco Investors Inc. (CDN, and CDNX from 2000).


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     ---------------------------------------------------

            (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                        None

            (b) Reports on Form 8-K filed during the three months ended Septem-ber 30, 2000. (incorporated by reference):

                        8-K filed 10/18/00

                            DRUCKER INDUSTRIES, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DRUCKER INDUSTRIES, INC.


                                               /s/ Ernest Cheung
Date:  November 17, 2000                      ---------------------------------
                                               Ernest Cheung, Secretary