Form 10KSB
period 2000-12-31
DRUCKER INC
filed 2001-04-12
CIK 1042053

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

                         Commission file number 0-29670

                                  DRUCKER, INC.

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

                          COMMON STOCK $.001 PAR VALUE

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

                  Yes        No   X

Registrant's gross revenues for its most recent fiscal year were $3,236,059 from oil and gas operation and from interest income. Operations expenses totaled $1,346,265 for a net income/loss of $337,643.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $6,495,250 as of December 31, 2000 (at $0.20/share closing price at December 29, 2000).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock: 32,476,250 common shares as of December 31, 2000.

                                TABLE OF CONTENTS

                                     PART I
                                                             Page

Item 1.   Business............................................................ 3

Item 2.   Properties .........................................................16

Item 3.   Legal Proceedings...................................................17

Item 4.   Submission of Matters to a Vote of
        Security Holders......................................................17

                                     PART II

Item 5.   Market for Registrant's Common Stock and
        Security Holder Matters ..............................................18

Item 6.   Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations ...........................................................19

Item 7.   Financial Statements and Supplementary Data.........................22

Item 8.   Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure................................22

                                    PART III

Item 9.   Directors and Executive Officers of the
        Registrant ...........................................................23

Item 10.  Executive Compensation..............................................25

Item 11.  Security Ownership of Certain Beneficial
        Owners and Management.................................................28

Item 12.  Certain Relationships and Related
        Transactions..........................................................29

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedule
        and Reports on Form 8-K...............................................30

Signature Page................................................................31

                                     PART I

        Throughout this Annual Report on Form 10-KSB, the terms "we", "us", "our" and "our company" refers to Drucker, Inc.("Drucker") and, unless the context indicates otherwise, includes Drucker's wholly-owned subsidiaries, Drucker Petroleum, Inc. and Drucker Petroleum (Algeria), Inc.

ITEM 1.        BUSINESS

(a)  General Description and Development of Business.

                               HISTORY OF COMPANY

        On February 4, 1971, we were incorporated under the laws of the State of Idaho, under the name of Monetary Metals Corporation. On December 16, 1988, Drucker Sound Design Corporation was incorporated under the laws of the State of California. On October 18, 1989, Gul Industries Corp. was incorporated under the laws of the State of Delaware. On December 14, 1989, we entered into an Agreement and Plan of Reorganization, whereby Monetary Metals Corporation acquired 100% of the assets subject to liabilities of Drucker Sound Design Corporation, a California corporation. We began engaging in the manufacturing and distribution of audio, cellular, C.B., radar, and other electronic installation systems for automobiles. We decided to redomicile in Delaware and entered into a merger agreement with Gul Industries, Inc., a Delaware corporation. On April 16, 1990, we filed Articles of Amendment in the State of Idaho changing our name from Monetary Metals Corporation to Drucker Sound Design Corporation. On June 6, 1990, Gul Industries Corp. filed a Certificate of Amendment to the State of Delaware changing its name to Drucker Sound Design Corporation. On June 19, 1990, a Certificate of Merger was filed in the State of Delaware. On August 7, 1990, a Certificate of Merger was filed in the State of Idaho. Prior to September 1991, we discontinued engaging in the business of manufacturing and distributing of audio, cellular, C.B., radar, and other electronic installation systems for automobiles. On September 4, 1991, we filed a Certificate of Amendment in the State of Delaware changing our name to Drucker Industries, Inc.

        In September 1991, we purchased the license to the "N-Viro Process" in Japan from N-Viro Energy Systems, Ltd. for $466,063. We made a $100,000 down payment and paid the balance by quarterly installments. We were delinquent on minimum royalty payments due June 30, 1994 and September 30, 1994, totaling $50,000, and consequently all rights and privileges granted to us under the license agreement were canceled by the licensor. The license agreement costs and net of accumulated amortization, were written-off during the year ended December 31, 1994. On December 31, 1995, we terminated any attempts in the N-Viro business.

        On November 29, 2000, we filed a Certificate of Amendment in the State of Delaware changing our name to Drucker, Inc.

        No activities were conducted in 1995 or 1996. In 1997, we discontinued with our `N-Viro' business and adopted a business plan to engage in oil and gas exploration. We then engaged new management.

                              THE COMPANY BUSINESS

        General Operations

        We have had limited operations within the last four years, and such operations have been restricted to investigation of opportunities, evaluation and negotiations of the joint venture agreements described below, and joint venture participations in oil exploration projects in the following geographical areas: China in 1997, Egypt in 1999 and Algeria in 2000.

        Current Business

     We were inactive from 1994 until late 1996. Our primary business focus is the acquisition, exploration and development of oil and natural gas properties. In early 1997, we negotiated joint venture farm-in agreements with two Vancouver based oil companies with whom our officers and directors are affiliates for a 50% interest in certain oil projects in the People's Republic of China. The projects were unsuccessful and were abandoned in 1998, although we retain an investment in China in the Shaanxi exploration project it is not under active exploration. We had a participation in the Gulf of Suez joint venture in
Egypt,  West Gharib  which in 1999 made one oil  discovery,   drilled one dry
hole,  and   drilled a third  well  which was  completed  successfully  as an appraisal well in the last quarter of 1999. We are currently participating in the Gulf of Suez joint venture in which eight wells have been completed as producers. In October 1999, we entered into an agreement for an interest in the North Ghadames joint venture in Algeria. The discovery well was drilled in 1996 and the overall three well program has been designed to prove the mega structure concept. The second well was drilled successfully in August 2000 and the third well was abandoned in February 2001.

        We anticipate that our business will continue to require capital to make required financial investments under exploration joint venture agreements. We intend to use the capital markets of the United States, Canada, and Europe to secure the capital funding required by us and our operations. We have no commitments for funding as of the date of this report, nor anticipated sources of debt or equity funding, except our cash on hand.

        We will consider the following criteria when evaluating whether to participate in an oil and gas prospect in any area of interest:

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

        When a property is located which the management, in our opinion, believes holds the potential for profit, an attempt will be made to secure an option, or lease, in the property. Shareholder approval will not be sought for property acquisitions. Therefore, shareholders will be dependent upon the judgment of management in selecting properties (see "Management"). If such an interest is acquired, we will then expend funds for preliminary exploration and testing of the property to determine the feasibility of production of such property. Based on the results of such preliminary testing, we will decide, without shareholder approval, whether to acquire or abandon the property. A property may be acquired by outright purchase; by purchasing or leasing the oil, gas or mineral rights of the property; or by exchange of the shares for leases or interests in properties.

        We may expend funds to rework, explore or test any oil and gas prospects we acquire to determine the economic production feasibility of such properties. We will rely on outside consultants (none of whom have been designated) to provide management with competent evaluation and recommendations concerning property or interests in properties to be considered for acquisition. We have no agreement or understanding, express or implied, with any outside professional; and we may not be able to retain the services of competent experts or as to the fees which such experts will charge. Based upon the results of such exploration and tests, as interpreted by management, we will then determine whether such properties should be acquired, explored further, sold or leased to a third party, held for possible later development or abandoned; or whether development to production should be attempted by us either alone or through joint venture or other business arrangements with other companies or entities.

        The Company currently maintains its offices #1- 1035 Richards Street, Vancouver, B.C. Canada V6B 3E4. Its telephone number is 604-681-4421.

(b)  Parents and Subsidiaries

        Parent

               DRUCKER, INC., a Delaware corporation

        Subsidiaries

               DRUCKER PETROLEUM, INC., a British Virgin Islands corporation

               DRUCKER PETROLEUM, (Algeria) INC., a British Virgin Islands corporation


(c)     Oil and Gas Activities.

     Our strategy with respect to our oil exploration related activities is to identify geological areas in which we may invest for producing oil and gas prospects, or for development joint ventures and where we may lease prospects for oil and gas exploration. Our oil and gas exploration, development and production activities have been limited since such business plan was not adopted prior to 1997. In 1997 we received stock sale proceeds to finance our oil & gas joint ventures. In 1998, we drilled a dry hole in China and started to diversify our oil and gas interests outside of China. We acquired an exploration interest in Egypt by signing a farm-in agreement in June 1998 and then we ceased further exploration attempts in China so as to focus our efforts in Egypt. We did not complete any successful oil or gas wells in 1998.

Glossary For Oil and Gas Industry

Farm-in agreement: A lease agreement between two parties whereby one party is acquiring petroleum rights from the other party for a consideration usually money and/or stock.

Discovery well: In the course of drilling for oil exploration, the first well that flows oil in a particular oil reservoir.

Appraisal well: After a discovery well, the following well that confirms the oil flow in the same oil reservoir.

Development well: After the production from an oilfield is established, the well that is drilled to augment the production from that oilfield.

Dry hole: A well that did not encounter commercial amounts of petroleum.

Mega structure concept: A geological structure that contains prospects of holding large oil reserves in the order of about 1 billion barrels and usually covering a large area of 10,000 acres (40 square kilometers) or more.

Seismic data: Data collected for a petroleum exploration method in which sound energy is put into the earth with a source. The sound energy reflects off subsurface sedimentary rock layers and is recorded by detectors on the surface of the earth. An image of the subsurface rock layers is made with seismic to find petroleum traps.

B/d:  Rate of oil  production  in  barrels  per day. A barrel  contains  42 U.S.
gallons.

BOE: Barrels of oil equivalent (for natural gas) in terms of energy output.

Secondary recovery: A process of injecting gas or water into a reservoir to restore production when the primary drive has been depleted.

Downhole pump: An oil pump that is located at the oil bearing layer usually 2,000 to 10,000 feet deep.

Triplex pump: A pump with three single-acting pistons in cylinders.

Workover: The methods used to maintain, restore or improve production from a producing well.

Conglomerate: A sedimentary rock composed of pebbles of various sizes held together by cementing material.

Conglomerates are similar to sandstone but have larger grains.

Joint Ventures

        West Gharib Block

        On April 27, 1998, we, through our wholly owned subsidiary, Drucker Petroleum, Inc. (DPI), entered into a farm-in agreement to acquire an undivided 20% participating interest in the right to explore for and exploit petroleum in a concession located in West Gharib, Gulf of Suez, Egypt. The agreement provided that DPI shall pay:

     1. $352,000 within seven days of the execution of the agreement, which we paid
     2. pay 20% of all costs and expenses incurred subsequent to the execution of the agreement related to this concession, which we have paid
     3. 40% of the costs and expenses associated with the drilling of first two exploratory wells to a maximum cost to us of $500,000; thereafter we must, pay 20% of all costs and expenses associated with any further activity associated with the concession, which we have paid.
     4. In addition, We provided a bank guarantee of $2,000,000 within seven days of the execution of the agreement, being 40% of a letter of guarantee.

        We have the right but not the obligation to participate in additional wells in the West Gharib, Egypt concession. We have paid and performed upon all our obligations under the Farm In Agreement.

     Richco Investors, Inc., an affiliate company initially obtained the West Gharib project participation rights a result of negotiations with Richco . Richo assigned its rights to us and retained a 7% net profit interest (NPI) after expenses . Richco is related to us by virtue of common directors.

     At December 31, 2000 our exploration and development expenditures for West Gharib, Egypt amount to $2,461,168 and represent the balance of costs to be recovered. $1,628,454 are recorded on the balance sheet as deferred exploration costs, $413,176 have been expensed as exploration costs in 2000 and $419,538 have been expensed as exploration costs in 1999. There is no cost recovery to record, as this is only a notational item for determining the 7% NPI. Once our revenue exceeds our exploration and development expenditure for West Gharib the 7% NPI is payable to Richco.

     Drucker Petroleum, Inc., our wholly owned subsidiary, holds the 20% interest in the West Gharib project. Tanganyika Oil Company, Ltd., through its wholly owned subsidiary, Dublin International Petroleum (Egypt) Limited, is the operator of the West Gharib block holding a 50% interest and GHP Exploration (West Gharib) Ltd., a wholly owned subsidiary of TransAtlantic Petroleum (USA) Corp. holds the remaining 30% interest.

Concession Agreement

     In 1998, Tanganyika Oil Company, Ltd. acquired the interest in the West Gharib Block pursuant to a Concession Agreement for Petroleum Exploration and Exploitation (the "West Gharib Concession Agreement") among the Arab Republic of Egypt through Egyptian General Petroleum Company (EGPC), a state petroleum company of Egypt. The initial term of the agreement was three years, ending on June 1, 2001. The term has been extended by us and our partners for a further three years, ending in June, 2004, and may be extended for a further two years, provided we and our partners fulfil our obligations under the agreement up to the time of extension.

Minimum Work Obligations and Relinquishment of Concession Area

     Under the West Gharib Concession Agreement, we and our partners must pay all of the costs and expenses of the exploration and development activities undertaken on the concession. During the initial three-year term of the concession ending in June 2001, we and our partners were required to incur a minimum of US$5 million in exploration expenditures. Specific work obligations included drilling of three wells, acquiring at least 50 square kilometers (sq km) of three-dimensional (3D) seismic data and 300 line kilometers (km) of two-dimensional (2D) seismic data, and reprocessing existing seismic data. We and our partners met these requirements and extended the term of the West Gharib Concession Agreement for three years to June, 2004.

We and our partners are required to incur a minimum of US$4 million in expenditures during the current term of the agreement. This expenditure obligation has been satisfied with expenditures incurred during, and carried forward from, the initial term of the agreement. Specific work obligations during the current term of the agreement include acquiring at least 50 sq km of 3D seismic data and 200 km of 2D seismic data. Similar minimum expenditure requirements and work obligations would apply if the agreement is extended for a further and final term of two years.

        Following a commercial oil or gas discovery, the area of the concession capable of production will be identified and that area will be governed by a development lease between the Contractor Group (Drucker and its partners) and EGPC. When the initial three-year term of the concession was extended for a further three years, 25% of the original concession area not governed by development leases was subject to relinquishment to the Republic of Egypt. At March 1, 2001 We and our partners have not been required to relinquish any of the concession area. If the term of the concession is extended for a further two years at the end of the three-year extension, a further 25% of the original concession area not then governed by development leases or subject to ongoing drilling or testing would be subject to relinquishment. At the end of the two-year extension, the balance of the original concession area not then governed by a development lease or subject to ongoing drilling or testing would be relinquished.

Production Sharing and Bonuses

     Production from wells drilled on the concession is divided among us and our participants in West Gharib and EGPC. Up to 30% of the crude oil and natural gas production from wells drilled on the concession ("Cost Recovery Petroleum") is available to participants to recover exploration, development and operating expenses. To the extent these expenses exceed the proceeds from the sale of Cost Recovery Petroleum in any given quarter, the excess expenses may be carried forward into subsequent quarters. To the extent the expenses fall short of the proceeds from the sale of Cost Recovery Petroleum in any given quarter, 70% of the excess proceeds is payable to EGPC and 30% of the excess proceeds is payable to participants. The remaining 70% of the crude oil and natural gas production from wells drilled on the concession ("Profit Petroleum") is divided among participants and EGPC, with the percentage received by participants declining from 30% to 15% in the case of crude oil, and 35% to 15% in the case of natural gas, as gross average daily production over each quarter increases from under 5,000 barrels per day (b/d) to over 100,000 b/d in the case of crude oil, and from under 5,000 barrels of oil equivalent per day (Boe/d) to over 25,000 Boe/d in the case of natural gas.

        Under the West Gharib Concession Agreement, a signing bonus in the amount of US$750,000 was paid to EGPC. Additional bonuses in the amounts of US$2 million, US$3 million and US$5 million are payable to EGPC if and when average daily production from the concession measured over a period of 30 consecutive producing days reaches 25,000, 50,000 and 100,000 b/d, respectively.

Exploration and Development

        In 1999, we have participated in one exploratory well and another two wells - a dry hole and an appraisal well completed successfully as a producer. The discovery well, Hana-1 in Egypt was drilled to a total depth of 7,415 feet and production casing was landed at 5,475 feet in order to evaluate the prospective Middle Miocene Kareem formation. Logs run through casing indicate a gross sand section of 116 feet with 60 feet of net sand pay which is believed to be hydrocarbon bearing. The uppermost 20 feet of sand interval was perforated from 4,868 to 4,888 feet and the well flowed oil to surface. Typical wells in this region require pumping equipment to maximize production. When assisted with a nitrogen string set at 2,500 feet, the Hana-1 well flowed at rates averaging 500 barrels of oil per day (b/d) at 25.8 degrees API gravity oil with zero water content. The Hana 2 appraisal well was drilled in late 1999 and began production at 750 b/d in late December 1999. After about one month of production, the combined output of Hana-1 and 2 reached 2,000 b/d.

     During the first six months of 2000, we participated in an additional four wells were drilled in the Hana Field and placed into production. At March 12, 2001 a total of eight wells in the Kareem Jurassic formation (26 degrees API) have been drilled and completed successfully. The field is currently capable of producing over 3,000 barrels of oil per day. Full field development and installation of a pressure maintenance scheme is being scheduled which will considerably boost field production. The most recent well, drilled in January 2001, also discovered oil in the deeper Rudeis formation which flow tested over 1,000 barrels per day of clean oil (31 degrees API) from 22 feet of excellent quality sand reservoir. The extent and potential of this promising new reservoir is being evaluated. In addition to the Hana project, the West Gharib Block contains many similar exploration prospects with multi-zone potential which are presently being validated with an extensive grid of 470 sq km of 3D seismic acquired in 2000. A multi-well exploration program is also planned for later in 2001.

Infrastructure

        There are existing facilities for gathering, treating, storing and transporting crude oil that service the producing fields within the outer boundaries of and adjacent to the West Gharib Block. In addition, a refinery and tanker terminal exist at Suez. Oil and gas pipelines run the length of the concession with storage and loading facilities located adjacent to the concession at Ras Shukeir. During the last three months of 2000, permanent production facilities were ordered to service the Hana Field wells, which had been placed into production using rented facilities and with production transported from the field by truck. The facilities ordered include downhole pumps, triplex pumps, storage tanks and seven miles of pipeline connecting the wells to the Bakr South terminal. The pipeline is capable of handling up to 15,000 b/d of oil. The facilities are expected to be installed and operational by the second quarter of 2001 at an estimated net cost to us of $300,000.

        Algerian Concession

     By a letter of intent dated October 27, 1999, we acquired 10% of the issued capital stock of Santa Catalina (Algeria) Ltd. ("Algeria Concessions SLM Algeria"), a company which, through its wholly-owned subsidiary, Santa Catalina L.H. Lundin (Algeria) Ltd. ("SLM Lundin"), entered into an agreement to acquire a 25% participating interest in an oil and gas concession in Algeria. The discovery well was drilled in 1996 and an overall three well drilling program has been designed to test the mega structure concept. Subject to SLM Lundin earning its 25% participating interest, we may earn up to a 2.5% indirect interest in the property by paying SLM Algeria $625,000 (paid) to acquire 10% of its capital stock and by funding its pro-rata share of SLM Lundin's portion of the drilling and general and administrative costs in excess of US$5,000,000 for testing and drilling of the second well in the drilling program.

        In order to participate in the third well in the drilling program, we must pay SLM Algeria $600,000 (paid). We will be responsible for their pro-rata share of SLM Lundin's portion of the drilling costs and general and administrative costs in excess of $5,000,000 for that well.

        The recently completed SEM-1 was the third well drilled on the 283 sq km (70,000 acre) Semhari mega-structure following the two successful SMR-1 and SMRE-1 wells. The Semhari structure is located in the onshore 3,192 sq km Hassi Bir Rekaiz Concession in the Prolific Ghadames Basin, Algeria. Although the well did not encounter commercial quantities of hydrocarbons, it did encounter, with oil shows, the same objective Triassic and Ordovician reservoirs as seen in the first two wells 10 km to the south.

            The first two wells drilled on the project were 15 km apart from each other and both encountered good quality productive Triassic and Ordovician reservoirs. Both wells tested light sweet oil of 40 degrees API. These and other geological and seismic data are consistent with a continuous oil column of at least 60 meters in height extending between the two wells. In addition, there was a significant increase in the thickness of the Triassic TAGI sandstones to approximately 24 meters (79 ft) in the SEM-1 well from an average of 14 meters (46 ft) in the first two wells.

     We have an indirect 2.5% interest through Santa Catalina (Algeria) Ltd. which holds a 25% interest in the Hassi Bir Rekaiz Concession. ARCO Ghadames Inc. (BP Amoco) is the operator holding a 50% interest. Turkish Petroleum holds the remaining 25%.

        At 20 February 2001, BP Amoco is mapping the Semhari field area incorporating the results of the recently drilled SEM-1 well and the partners of the Hassi Bir Rekaiz project will meet in April 2001 to review the Semhari field data and plan further exploration/appraisal activities.

        During the last five (5) fiscal years, we conducted exploration activities on oil and gas properties for joint venture participation in China, Egypt and Algeria. If we acquire oil and gas prospects in the future, we may agree to assign rights in certain properties to be drilled to the general or managing partner of a partnership or joint venture. In such an instance we become the owner of a working interest in the property and we will retain an interest in the property. We actively review prospects for participation in exploration or development drilling joint ventures, but currently have no proposal being negotiated on any specific property, lease or asset.

        We do not own any drilling rigs, nor do we employ drilling or operating crews. We will not be the actual contract driller of wells. If and when we decide to drill to explore a prospect, we will contract with third-party non-affiliated drilling companies to drill oil and gas wells on a fixed-cost (turnkey) basis. Once a well has reached its desired depth, we, in consultations with experts, will then determine whether to complete such wells and/or to plug and abandon the well. All well completion activities are conducted under supervision of us and our consultants, by third party service contractors. When we are merely a participant in a venture on a minority basis, all decisions regarding drillers, operations, and consultants will be made by third party management of the venture and not by our company.


Exploration Results
-------------------

                                      2000     1999        1998      Prior Years
                                      ----     ----        ----     -----------
        Gas Well                       0        0         0           0
        Dry Well                       0        1         1           0
        Oil Well                       6        2         0           0


                                                       Wells Drilled
                                                       -----------------

                                                Development             Exploratory
                                          -----------------------  ----------------------

                                           Productive     Dry       Productive        Dry
                                       --------------   ---------  --------------   ----------


   2000       Egypt                           5            -              -              -
              Algeria                         -            -              1              -
                                          --------------   ---------  --------------   ----------
              Total                           5            -              1              -
                                          ========      =====          ========        =======

   1999       Egypt                           1            -              1              1
              Algeria                         -            -              -              -
              China                           -            -              -              -
                                          --------------   ---------  --------------   ----------
              Total                           1            -              1              1
                                          ========      =====          ========         =======

   1998        Egypt                          -            -               -             -
               China                          -            -               -             1
                                          --------------   ---------  --------------   ----------
               Total                          -            -               -             1
                                          ========      =====          ========         =======

Prior years   Egypt                           -            -               -             -
              China                           -            -               -             -
                                          --------------   ---------  --------------   ----------
              Total                           -            -               -             -
                                           ========     =====          ========         =======

  In the above table, a productive well is an exploratory or development well that is not a dry well. A dry well is an exploratory or a development well found to be incapable of producing either oil or gas in commercial quantities. A development well is a well drilled within the proved area of an oil and gas reservoir to the depth of an oil bearing layer horizon known to be productive. An exploratory well is any well that is not a development well.


Financing of Oil and Gas Activities

        Our future oil and gas financing activities will be conducted primarily pursuant to ventures with other Independent companies and through Joint Ventures in which we may act as co-venturer ("Company-Joint Ventures") or act as a working interest participant. We may contact some independent companies who indicate an interest in financing the project. We are a participant in the West Gharib, Gulf of Suez, Egypt exploration venture and have an indirect interest in the Hassi Bir Rekaiz Concession, North Ghadames Basin, Algeria. (see "Registrant's Joint Venture "). In 1997, We participated in exploration participation in China in which it paid 100% of costs for a 50% interest in the concession and any production found. The 1997 results were one dry hole in the China venture.

        The following table sets forth, for the years indicated, the funds invested by us pursuant to contracts under Participation Agreements and Joint Ventures.

     Results in dollars             Year Ended December 31,

                           1996     1997       1998          1999          2000

Participation Payments   50,802   1,275,217    1,262,106      977,000  1,680,663
Under Agreements
Deferred Exploration                                          629,290  1,628,454
                        -------   --------    ----------      -------  ---------

               Total     50,802   1,275,217     1,262,106   1,606,290  3,309,117


        In 1997, we offered and sold 5,179,500 units at $1.00 per unit pursuant to an offering memorandum. The cash proceeds of this offering have been used to fund our operations. Also in 1997, we issued 362,565 units at $1.00 per unit for finder's fee. For both the private placement and the finder's fee, each unit consists of one common share and one "A" Share Purchase Warrant which will entitle the holder thereof to acquire an additional unit at $1.50 per unit. The additional unit consists of one common share and one "B" Warrant which will entitle the holder to acquire one common share at $2.00 per share. In December 1998, the exercise price of "A" Warrant has been reduced from $1.50 to $0.40 and from $2.00 to $0.60 for the "B" Warrant. The expiry of the "A" Warrant was extended to March 31, 2000 and "B" Warrant to March 31, 2001. In February 2000, the expiry of the "A" Warrant was extended to March 31, 2001 and "B" Warrant to March 31, 2002. Finally in March 2001, the terms of the "A" and "B" Warrants have been extended further to March 31, 2003 and March 31, 2004 respectively.

Governmental Regulation for Oil Exploration Operations

        General - Our oil and gas production activities are subject to extensive regulation by numerous national, state and local governmental authorities in the countries where project participation is commenced. Taxation and regulation of our production, transportation and sale of oil or gas, have a significant effect on us and our operating results.

        State Regulation - The production operations are subject to regulation by national bureaus or ministries which have authority to issue permits prior to the commencement of drilling activities, establish allowable rates of production, control spacing of wells, establish prices or taxes, prevent waste and protect correlative rights, and aid in the conservation of oil and gas. Typical state regulations require permits to drill and produce oil or gas, protection of fresh water horizons, and confirmation that wells have been properly plugged and abandoned.

        In Egypt the operator, Dublin International, needs to obtain drilling permit before Dublin prepares the drill site. Dublin needs to inform Egyptian General Petroleum Company (EGPC) before perforating and testing a new formation. In the case of development drilling, Dublin has to satisfy EGPC that we have kept to the well spacing requirements. Before we can produce from the oilfield, we must show that the production rate/s can sustain commercial exploitation. Similar rules apply in Algeria.

        Environmental Matters - Various national and state authorities have authority to regulate the production and development of oil and gas and mineral properties with respect to environmental matters. Such laws and regulations, presently in effect or as hereafter promulgated, may significantly affect the cost of the workover and development activities contemplated by us and could result in loss or liability to us in the event that our operations are subsequently deemed inadequate for purposes of any such law or regulation. New regulations, if adopted, could result in significant capital expenditures by us, resulting in unprofitable operations.

Products, Services, Markets, Methods of Distribution, and Revenues.

     Oil and natural gas are presently the principal products which we seek to produce. Oil production commenced in first quarter 2000. At present in Egypt, crude oil is loaded from the storage tanks onto road tanker and transported to a nearby Gharib pipeline about 5 km away. Plans are underway to lay a pipeline from the storage tanks and hook on to the Gharib pipeline.

Working Capital Needs.

        The working capital needs consist primarily of: investigation activities and costs of participation in joint ventures. These requirements may be met by private placement of stock or loans or sale of working interests. We may need to develop additional working capital for future operations.

Industry Segments

     Our industry segment is the oil and gas industry. Our geographic segments are Canada, China, Algeria and Egypt.




                                          December 31, 2000
                              Canada     Egypt        Algeria              Total
Identifiable Assets
Current                   $  812,836    $    -      $      -            $812,386
                            ---------    --------     ---------         --------
Capital assets, net            2,775         -             -               2,775
                            ---------    --------     ---------         --------
Oil and gas projects              -     1,842,088    1,328,663         3,170,571
                            ---------    --------     ---------         --------
                          $  815,161   $1,842,088   $1,328,633        $3,985,912
                            =========   =========    =========         =========

                                          December 31, 1999
                             Canada       Egypt       Algeria              Total
Identifiable Assets
Current                   $1,887,666   $     -      $      -          $1,887,666
                           ----------   ---------    ----------        ---------
Oil and gas projects           -          981,290      625,000         1,606,290
                           ----------   ---------    ----------        ---------
                          $1,877,666   $  981,290   $  625,000        $3,493,956
                          =========     =========    =========         =========

                                          December 31, 1998
                           Canada      Egypt    Algeria     China          Total
Identifiable Assets
Current                  $2,771,380  $   -      $     -    $      -  $ 2,771,380
                         ------------ -------- ----------  --------    ---------
Oil and gas projects           -      366,800         -     895,306    1,262,106
                         ------------ -------- ----------  --------    ---------
                         $2,771,380  $366,800   $     -    $895,306  $ 4,033,486
                          =========  =========  =========  ========  ===========


                                      Year ended December 31,
                           2000               1999                          1998
                          ====                ====                          ====
Operations

Canada                $(160,639)            $(620,511)               $(  24,867)

China                   -                    ( 70,135)                ( 368,290)

Egypt                  498,282               (419,538)                ( 247,973)
                      ===========           ==========                =========
                      $337,643            $(1,110,184)               $ (641,130)
                      ===========           ==========                =========

Dependence on a Single Customer or a Few Customers.

        During the five (5) years ending December 31, 1999, no revenues were generated from client services. In 2000, we received oil revenues in Egypt and we supplied exclusively under contract to General Petroleum Company, a wholly owned subsidiary of state petroleum company of Egypt.

Backlog of Orders

        None at this time.

Government Contracts

        None.

Competitive Conditions.

        The oil and gas industry is highly competitive. We face competition from large numbers of oil and gas companies, public and private drilling programs and major oil companies engaged in the acquisition, exploration, development and production of hydrocarbons in all areas in which we may attempt to operate in the future. In Egypt and Algeria, oil and gas rights are usually awarded to companies on a bidding contract basis. In order to be on the bidding list, companies have to prove themselves to be credible, financially viable and technically capable. As a junior exploration company we have very much less leverage than major oil companies. Many of the programs and companies so engaged possess greater financial and personnel resources than us and therefore have greater leverage to use in acquiring prospects, hiring personnel and marketing oil and gas. Accordingly, a high degree of competition in these areas is expected to continue. The markets for crude oil and natural gas production have increased substantially in recent years. Oil prices have stabilized generally, but the world market for crude oil should be considered unstable due to uncertainty in the Mideast. There is considerable uncertainty as to future production levels of major oil producing countries. Significant increases in production could create additional downward pressure on the price of oil. A precipitous drop in oil & natural gas prices in the futures market occurred in January 1986, and we could be adversely affected if further drops occur in the future.

        In the past surpluses in natural gas supplies and other factors have combined to have a negative impact on the natural gas business. Purchasers have canceled contracts or might propose to cancel contracts. Other purchasers have lowered the price they will pay for unregulated natural gas, which previously commanded premium prices. Our revenues, if any ever develop, may be adversely affected by these factors.

        Oil concessions in foreign countries are usually controlled by the government, which after could impose taxes or restrictions at any time which would make operations, if any, unprofitable and infeasible and cause a write-off of capital investment in oil and gas opportunities. One such restriction could be the insistence of hiring more oilfield workers than necessary, another could be treatment of oilfield effluent to more stringent requirements.

        A number of factors, beyond our control and the effect of which cannot be accurately predicted, affect the production and marketing of oil and gas. These factors include actions of foreign oil producing nations such as the Organization of Petroleum Exporting Countries (OPEC), the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of a ready market, such as alternative energy resources, the emergence of electric car.

Registrant Sponsored Research and Development.

        None.

Compliance with Environmental Laws and Regulations.

        The exploration operations of our company are subject to local, provincial and national laws and regulations in the country of Egypt, Algeria and in China if any exploration is recommended. To date, compliance with these regulations by us has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect such regulations or legislation could have on our activities in the future.

        (a) Local Regulation - We cannot determine to what extent future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

        (b) National Regulation - We cannot determine to what extent future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

        The value of our investments in the joint ventures may be adversely affected by significant political, economic and social uncertainties in the area of interest. Any changes in the policies by the government of the area of interest could adversely affect our area of interest by, among other factors, changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports and sources of supplies, the expropriation or nationalization of private enterprises, wars, or political relationships with other countries.

        (c) Environmental Matters - None at the date of this report.

        (d) Other Industry Factors - Oil and gas drilling operations are subject to hazards such as fire, explosion, blowouts, cratering and oil spills, each of which could result in substantial damage to oil and gas wells, producing facilities, other property and the environment or in personal injury.

Number of Persons Employed.

     As of December 31, 2000, we had one full-time consultant who is also a director, A. Ken Kow, Manager of Petroleum Operations at a salary of $5,000 Canadian per month and a part-time employee the President, Gerald William Runolfson, at no salary based in Vancouver, B.C.


ITEM 2.  PROPERTIES

        (a)  Real Estate.    None

        (b)  Title to properties.   See "Business- Joint Venture"

        (c)  Oil and Gas Drilling Activities.  See "Business- Joint Venture"

        (d)  Oil and Gas Production.

               For the year ended December 31, 2000, our net production, average sale price and average production cost in Egypt are as follows.

Net Crude Oil Production (Bbls)                  136,106
Average Crude Oil Sales Price ($ per Bbl)        $ 23.22
Average Production Cost ($ per Bbl)              $  4.16

        (e)  Oil and Gas Reserves.

            Our estimated oil reserves at December 31, 2000 are presented below and they represent our share before royalties deduction. The estimates of proved reserves and related valuations were determined both by management and by independent petroleum engineers. Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development and other factors.

        Proved reserves are reserves judged to be economically producible in future years from known reservoirs under existing economic and operating conditions; i.e., prices and costs as of the date the estimate is made and assuming continuation of current regulatory practice using conventional production methods and equipment. Proved developed reserves are those expected to be recovered through existing wells with existing equipment and operating methods.

                                 PROVED  RESERVES
                                 ------  --------

 BBL of OIL                   DEVELOPED         UNDEVELOPED          TOTAL
                              ---------         -----------          -----

             Egypt             59,796          1,752,204         1,812,000
             Algeria                -          8,750,000         8,750,000
                          -------------     ----------------  --------------
             Total             59,796         10,502,204        10,562,000
                              =========        =========        ==========

     (f) Present value of Estimated future Net Reserves From Proved Oil and Gas Reserves in Egypt amounts to $3,571,757.
     (g) Reserves Reported to Other Agencies. The Hana Field proved oil reserves have been reported by Tanganyika Oil Company Ltd.(CDNX exchange) to Sedar.
     (h) Natural Gas Gathering/Processing Facilities. None.
     (i) Present Activities and Subsequent Events: See "Business- Joint Venture"

ITEM 3.        LEGAL PROCEEDINGS

               None at date of Registration Statement.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Directors were reelected at an Annual Meeting on September 25, 2000. During the shareholders' meeting held on September 25, 2000, the shareholders have approved the change of company's name to Drucker, Inc. and approved the company's stock option plan. We have subsequently filed a Certificate of Amendment in the State of Delaware on November 29, 2000 to effect the name change.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's common stock is now traded on the "Over-the-Counter" market on the National Quotation Bureau or the NASD Electronic Bulletin Board. The following table sets forth high and low bid prices of the Company's common stock for the three (3) years ended December 31, 2000, 1999, and 1998 as follows:

                                     Bid
                              High          Low
2000
        First Quarter         .55          .325
        Second Quarter        .51          .3
        Third Quarter         .4           .21
        Fourth Quarter        .355         .156

                                     Bid
                              High          Low
1999
        First Quarter         .27          .17
        Second Quarter        .35          .175
        Third Quarter         .65          .135
        Fourth Quarter        .625         .365

                                     Bid
                              High          Low
1998
        First Quarter         .53          .24
        Second Quarter        .62          .18
        Third Quarter         .50          .14
        Fourth Quarter        .29          .17


        Such over the counter market quotations reflect interdealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

        (b) As of December 31, 2000 the Registrant had 450 shareholders of record of the common stock.

        (c) No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. We do not anticipate or intend upon paying dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We (referred in this report as Drucker, Inc. and/or its subsidiaries) present below the selected financial information and you should read them in conjunction with our consolidated financial statements and related notes also in this report.

Selected Financial Information

                             Fiscal   Year   Ended December 31,

                            2000       1999        1998        1997         1996
                            ----       ----        ----        ----         ----
 Income Statement Data:

Revenues from oil & gas  $3,167,655        0         0           0             0

Cost of
Revenues                 $1,552,151        0         0           0             0

Gross Profit             $1,615,504        0         0           0             0

Exploration Expenses     $  413,176   489,673    616,263    433,795            0

General and
Administrative
Expenses                   229,043    218,441    182,405    247,566        3,118

Production Expenses        565,680         0         0           0             0

Depletion                  138,366         0         0           0             0

Income (loss)
from
operations                 269,239 (1,245,114)  (798,668)  (681,361)           0

Other income
(expense)                   68,404    134,930    157,538    135,266            0

Income (loss)
before income
taxes                      337,64  (1,110,184)  (641,130)  (549,814)     (3,118)

Provisions for
income taxes                 0         0           0           0            0

Net income
(loss) per
common
share                        0.01    (.03)       (.02)      (.02)         (.00)

Average shares
outstanding            32,476,250  32,476,250  32,476,250  30,167,056 26,554,183





                            FY          FY         FY          FY          FY
                            2000        1999      1998        1997        1996
                            ----        ----       ----       ----        ----
Balance Sheet Data:

Current Assets             812,386    1,887,666  2,771,380   3,489,288         0

Total                    3,985,912    3,493,956  4,033,486   4,764,502    50,802
Assets

Current                    235,422       81,109     47,455     137,341    53,327
Liabilities

Long-term debt, net
 of current portion           0             0         0            0           0

Accumulated Deficit    (3,125,428) (3,463,071) (2,352,887)(1,711,757)(1,161,943)

Stockholders'
equity   (deficiency)   3,750,490   3,412,847   3,986,031  4,627,161     (2,525)

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2000 AND 1999

     For the year ended December 31, 2000, our gross oil revenue amounted to $ 3,167,655 compared to no revenue from production in 1999. This revenue was generated from oil produced from the West Gharib project in Egypt where we have a 20% working interest. Our expenses of production were $ 565,680 for our share of production of 136,106 barrels or $4.16 per barrel, depletion was $138,366, general and administrative costs were $229,043 and exploration expenses (mostly for 3-D seismic acquisition program) were $413,176, for total expenses of $1,346,265 in 2000. In 1999, the general and administrative expenses were $218,441, the exploration expenses were $489,673 and non cash compensation charges were $537,000 for a total of $1,245,114. In 1999, our general and administrative expenses were $218,441, and the exploration expenses were $489,673 for a total of $1,245,114. We had operating income in 2000 of $269,239 compared to an operating loss of $1,245,114 in 1999. We had interest income of $68,404 in 2000 and $134,930 in 1999. Our income in 2000 was $337,643 and for
1999 our net loss was $1,110,184. We had profit per share of $.01 in 2000 compared to a loss of ($.03) in 1999.


        We incurred the following expenses in the past fiscal year compared to the 1999 fiscal year.
                                            December 31,            December 31,
                                               2000                      1999
         OPERATING EXPENSES

         Accounting and audit fees             $44,493                   $40,011

         Advances written-off                    8,202                         -

         Amortization                              905                         -

         Consulting                             43,516                    54,436

         Foreign exchange(gain) loss             1,853                     1,866

         Interest and bank  charges              1,744                     2,421

         Investor communication costs           34,251                    28,118

         Legal                                  43,956                    27,852

         Office and general                     29,262                    31,153

         Rent                                   12,997                     9,217

         Transfer agent fees                     5,857                     1,632

         Travel                                  5,032                    21,735

         Write-off of accounts payable          (3,475)                        -

         TOTAL OPERATINGCOSTS                 $229,043                  $218,441

                                           =============             ===========

        The increased expenses for accounting/audit fees and legal are due to our increased activity level in dealing with our investment in the West Gharib, Egypt venture and the Hassi Bir Rekaiz, Algeria venture. The increased cost of investor communications results from our efforts to more effectively inform our shareholders of our business activities.

                            EXPLORATION EXPENSES
             West               2000            1999             1998
            Gharib             Total            Total             Total

              413,176         $413,176        $489,673          $616,263

        It is expected that our expenses may continue at a significantly increased rate due to costs of development of our oil opportunities and implementing exploration pursuant to joint ventures. In the event oil exploration joint ventures continue to be unsuccessful, continued significant losses should be anticipated.

CASH FLOWS

        Revenues from oil production have commenced in early 2000, and we received revenues of $ 3,167,655 and net operating income of $269,239 for the year ending December 31, 2000. In comparison, we have achieved no revenues from any operations during the year ending December 31, 1999.

CHANGES IN FINANCIAL CONDITION

        At year end 2000 our assets were $3,985,912 compared to $3,493,956 at end of 1999. The increase was a result of oil revenue from Egypt and good control of our expenses although we had continuing expenditures for the exploration and development in Egypt and for the exploratory drilling in Algeria.

        The liabilities, all of which are current liabilities, increased significantly as a result of accounts payable related to expenses for the oil exploration participation in Egypt and Algeria. At year end 2000, current liabilities were $235,422, a 2.9 times increase over the 1999 year end liabilities of $81,109.

        Stockholders' equity at year end 2000 was $3,750,490, an increase over the 1999 stockholder's equity of $3,412,847 resulting from gains on operations.

     Without revenues from oil production and without continued capital infusions or loans, it is doubtful that we can carry out our business goals regarding any oil exploration operations or participations for any extended period beyond 2001. You should note that we received gross oil revenue of $3,167,655 from Hana Field in Egypt in 2000, but had net operating income of $269,239, which is less than the projected exploration expenses for 2001.

Results of Operations for Year Ended December 31, 1999 Compared to Same Period in 1998:

        We had no revenues from Operations in 1999 or 1998. However, we had interest income of $134,930 in 1999 and $157,538 in 1998.

        We participated in two oil wells in the West Gharib, Egypt area in 1999, both of which were completed as producers. Revenue from production did not begin until year 2000 due to restricted transportation from the locale. In 1999, we incurred $218,441 in general and administrative expenses, an increase from $182,405 in 1998. We had dry hole expenses of $167,965 in 1999 compared to $40,403 in 1998. We incurred a loss of operations of (1,245,114) in 1999 as compared to the loss on operations of ($798,668) in 1998.

        We incurred a net loss in 1999 of ($1,110,184) and in 1998 had a net loss of ($641,130). The net loss per share was ($.03) in 1999 and ($.02) in 1998.

LIQUIDITY

        We expect that our need for liquidity will increase for the coming year due to our drilling expense obligations on our Egyptian and Algerian oil venture participation.

        Short Term.

        For short term needs we will be dependent on cash reserves and revenues from oil production which commenced in 2000. On a short term basis, we generate enough revenue to cover operations.

        We had current assets of $812,386 at December 31, 2000 and had current liabilities of $235,422. These amounts are sufficient to us for continued operations at the current level till the end of 2001.

        Long Term.

        On a long-term basis, we have no fixed assets and no long term debt. We did have at year end 2000 $458,119 in cash.

        In 1999 we had no business from which we generated income. Oil revenues have begun from West Gharib, Egypt in early 2000 and at March 1, 2001 we receive oil revenues from eight producing wells in Egypt. We are reliant upon success in our oil exploration ventures, at this time, for possibility of future income, none of which are assured.


CAPITAL RESOURCES

        Our primary capital resources are our stock and cash on deposit only. Stock may be illiquid because it is restricted in an unproved company with a short history of income generation.

        Current general work commitments for Algeria are $130,000 between 2000 and 2002. Work commitments for West Gharib are $Nil for 2001 and $800,000 between 2002 and 2004. At December 31, 2000, we had $815,161 in capital resources. The only capital commitment to the end of 2000 was a $600,000 cash call which the company was able to pay from existing capital resources. This payment covers the $130,000 work commitment previously mentioned.


ITEM 7.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-11.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
               None

                                    PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a) The following table furnishes the information concerning our directors and officers as of December 31, 2000. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.

Name                     Age    Title                       Term

Gerald William Runolfson 60     President and Director      Annual

Ernest Cheung           50      Secretary and Director      Annual

Patrick Pak Ling Chan   46      Director and Chairman       Annual

Joseph S. Tong          52      Director                    Annual

Ken A. Kow              59      Director                    Annual

        The term of office for each director is one (1) year, or until his/her successor is elected at the our annual meeting and qualified. The term of office for each officer is at the pleasure of the board of directors.

        The board of directors have an audit committee with Patrick Chan, Gerald Runolfson and Ernest Cheung as committee members and also have a compensation committee with Gerald Runolfson and Ernest Cheung as committee members. There is no nominating committee and the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.

        Ken A. Kow became a director in October, 2000.

        (b) Identification of  Significant Employees.

        There are no employees other than the directors disclosed above who make, or are expected to make, significant contributions to the business, the disclosure of which would be material.

        (c)  Family Relationships. None.

        (d)  Business Experience.

        The following is a brief account of the business experience during the past five years of each director and executive officer of the Registrant, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

                              MANAGEMENT EXPERIENCE

     Gerald William Runolfson, President and Director, age 60, has been President and Director since 1991. He received a Bachelor of Science in Civil Engineering in 1963 from University of Saskatchewan Canada. He studied Business Administration 1970 - 1971 at University of Alberta, Canada. From 1988 to 2000, he has been President of International Butec Industries Corp., Vancouver, BC, a company involved in mining exploration but switched to high tech (smart card technology) in 2000. He has resigned as an officer and director from Butec effective January 29, 2001. From 1991 to 1994 he was President of N-Viro Recovery, Inc. From 1994 to present he has been President of Elkon Products, Inc. of Vancouver, B.C.

     Ernest Cheung, Secretary and Director, age 50, received an MBA in Finance and Marketing from Queen's University, in Kingston, Ontario in 1975, and obtained a Bachelors Degree in Math in 1973 from University of Waterloo, Ontario. From 1984 to 1991 he was vice President and Director, Capital Group Securities, Ltd. in Toronto, Canada. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada. From 1993 to 1994 he was Vice Chairman, Tele Pacific International Communications Corp. of Vancouver, B.C. He has served or served as a director of the following companies:


Name of Issuer                      Symbol Market             Position             From   To
--------------                      ------ ------            --------             ----   --
Agro International Holdings Inc.    AOH     CDNX             President     Jan-97 Current Agriculture
BIT Integration Technology Inc.     BGT     CDNX             VP Finance    Feb-96 Jun-97  Smart Card
Technology
China NetTV Holdings Inc.*          CNHD   OTCBB             President     May-00 CurrentSet-Top Box
Technology
Drucker, Inc.*.                     DKIN    OTCBB            Secretary     Apr-97 Current Oil & Gas
Global-Pacific Minerals Inc.        GPJ     TSE, CDNX                      Mar-97 CurrentMining
ITI World Investment Group Inc.     IWI.A   CDNX                           Jun-98 Current Beverage Distribution
NetNation Communications Inc.       NNCI    Nasdaq Small Cap.              Apr-99  CurrentDomain Name
  Registration
Pacific E-Link Corp.                PLC     CDNX                           Sep-92 Jun-95 Advertising
Richco Investors Inc.               YRU.A   CDNX             President     May-95 CurrentInvestment Holding
SpeechLink Communications Corp      SLCC    NASD Pink Sheet                May-98 Current Telecommunication
Spur Ventures Inc.                  SVU     CDNX                           Mar-97 CurrentFertilizer
Xin Net Corp.*                      XNET    OTCBB            Secretary     Mar-97 CurrentChina Internet


* Reporting Companies in US

     He has held a Canadian Securities license but is currently inactive. He has been a Director of Registrant and secretary since January 1997.

        Patrick Chan, age 46, has been a Director and Chairman since January 1997. He graduated from McGill University in Montreal, Quebec with a Bachelor of Commerce in Accounting in 1977. He is a Chartered Accountant in British Columbia (since 1980). From 1992 to 1993 he was executive assistant to the Chairman, Solid Pacific Enterprises, a company engaged in manufacturing and distribution of confectionery products in Hong Kong and China. From 1985 to 1992 he was employed at Coopers & Lybrand, Toronto, Canada, and focused on mergers and acquisitions. From 1993 to 1995 he was a registered Securities Representative with Bache Securities. From 1955 to present, he has been a consultant to various public and private companies in Hong Kong.

     Joseph S. Tong, age 52, has been a director since January 1997. Mr. Tong matriculated from La Salle College, Kowloon, Hong Kong in 1968. From 1986 to 1990 he was a Branch Manager for Canadian Imperial Bank of Commerce. From 1990 to 1994 he was Regional Manager, Asian Banking, Canadian Imperial Bank of Commerce. From 1994 to 1995 he was President of China Growth Enterprises Corporation. From 1995 to present he has been a Director, Corporate Finance, of Corporate Capital Group in Ontario, Canada. He is currently a director of Agro International Holdings, Inc. of Vancouver, B.C. since January 1997 and Global Pacific Minerals, Inc. of Vancouver, B.C. since January 1997.

     Ken A. Kow, Director , age 59,was appointed as director in 2000, and has been a consultant to the Company and Manager, Petroleum Operations in charge of petroleum exploration since 1997. He received a Bachelor of Science in Chemistry in 1965 and a Ph.D in Chemistry in 1980 from University of London, England. From 1984 to 1986, he was Manager of Core Analysis with Geotechnical Resources, Ltd. in Calgary, Alberta and from 1986 to 1988 he was Technical Manager with C&G Laboratories in Calgary, Alberta. From 1988 to 1997 he was employed with Waha Oil Company as a Petroleum Analyst in Tripoli, Libya, North Africa. He has served as Secretary since 1997 to present and as Director since 1998 to present, of Richco Investors, Inc. (CDN, and CDNX from 2000).

        (e) Directors Compensation

        Each member of the Board of Directors receives $1,000.00 plus reasonable outside travel expenses for each Board meeting he attends and for each Committee meeting he attends during the fiscal year. Directors who are also officers of the Company receive no compensation for services as a director.

ITEM 10.       EXECUTIVE COMPENSATION

        (a)  Cash Compensation.

        Compensation paid for all services provided during the fiscal year ended December 31, 2000, to each of our executive officers and to all officers as a group is set forth below.



                        SUMMARY COMPENSATION TABLE OF EXECUTIVES
                         Annual Compensation                         Awards

Name and                 Year          Salary ($)       Bonus         Other Annual      Restricted           Securities
Principal                                               ($)           Compensation ($)   Stock               Underlying
Position                                                                                 Award(s)($)       Options/SARs(#)

Gerald                  2000          0                   0               0                 0                         0
Runolfson,
President
                        1999          0                   0               0                 0                         330,000 (6)

                        1998          0                   0               0                 0                         0



Ernest Cheung,          2000          0                   0               0                 0                         0
Secretary
                        1999          0                   0               0                 0                         0

                        1998          0                   0               0                 0                         0

Patrick Chan,           2000          0                   0               0                 0                         0
Chairman
                        1999          0                   0               0                 0                         550,000(1)

                        1998          0                   0               0                 0                         0

Officers                2000          0                   0               0                 0                         0
as a group
                       1999           0                   0               0                 0                         880,000 (6,1)

                       1998           0                   0               0                 0                         0



     (b) Compensation Pursuant to Option Plans. See Executives' and Directors' Compensation Tables.
     (c) Other Compensation. None. No stock appreciation rights or warrants exist to management
     (d) Compensation of Directors.

        Compensation paid by us for all services provided during the fiscal year ended December 31, 2000 to each of our directors and to all directors as a group is set forth below:

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)


                                 Cash Compensation                                             Security Grants
------------------------------------------------------------------------------------------------------------------------------------
Name                   Annual        Meeting                       Consulting              Number          Number of Securities
                       Retainer      Fees($)                       Fees/Other              of                   Underlying
                       Fees($)                                     Fees($)                 Shares(#)       Options/SARs(#)
A.Director              0                 0                           0                        0                     0
Gerald Runolfson

B.Director              0                 0                           0                        0                     0
Ernest Cheung

C.Director              0                 0                           0                        0                     0
Patrick Chan

D.Director              0                 0                           0                        0                     0
Joseph Tong

E.Director              0                 0                           10,794                   0                     0
Ken Kow

        (e)  Termination of Employment and Change of Control Arrangements.
               None

        (f) Stock purchase options:

Share Purchase Options
     Patrick Chan                                  550,000 shares (1)
     FKT Exploration Consultants, Ltd.             325,000 shares (2)
     Ken K Consulting, Ltd.                        325,000 shares (3)
     Cobilco Inc.                                  550,000 shares (4)
     Lancaster Pacific Investment Ltd.             550,000 shares (5)
     Gerry Runolfson                               300,000 shares (6)
     Yonderiche Int'l Consultants                  150,000 shares (7)
     808719 Ont. Ltd.                              100,000 shares (8)
     Gemsco Management Ltd.                        100,000 shares (9)

        The above options were issued in November, 1999 with expiry on June 30, 2004 and are exercisable at US$0.40 per share. As of the date of this report none of the above options has been exercised.

(1) Mr. Chan is Chairman of the Board.
(2) FKT Exploration Consultant, Ltd. is owned by Fred Tse, a consultant.
(3) Ken K Consultant, Ltd. is owned by Ken Kow, a paid consultant and director.
(4) Cobilco is owned by Raoul Tsakok, a director, of Richco Investors, Inc., a major shareholder.
(5) Lancaster Pacific Investment, Ltd. is owned by Paul Chan, a consultant.
(6) Mr. Runolfson is President and director.
(7) Yonderiche Int'l Consultants is owned by Jack Song.
(8) 808719 Ont., Ltd. is owned and controlled by Joe Tong, a director.
(9) Gemsco Management, Ltd. is owned and controlled by Maurice Tsakok, a director of Richco Investors, Inc. a major shareholder

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) that they file. No officers, directors or 10% shareholders have filed any Reports pursuant to Section 16(a) at year end.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a) Beneficial owners of five percent (5) or greater, of the Registrant's Common Stock and Warrants: No Preferred Stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's Common Stock known by us based upon 32,476,250 shares outstanding at December 31, 2000.


Title                   Name and                  Amount  and            Percent
 of                     Address of                Nature of                of
Class                   Beneficial Owner          Beneficial Interest    Class
-------              --------------------       ---------------------   --------
Common Stock    Richco Investors, Inc.         9,225,000(1)(2)           28.4%
                789 West Pender St. #830
                Vancouver, B.C. Canada V6C 1H2

         (b) The following sets forth information with respect to our Common Stock beneficially owned by each officer and director, and by all directors and officers as a group. (Table includes options granted to officers and directors. See Item 10(f) Stock Purchase Options.)

Title                 Name of                Amount and                 Percent
of                    Beneficial             Nature of                    of
Class                 Owner                  Beneficial Ownership        Class
-----                -----                  --------------------          -----
Common       Gerald Runolfson                 512,501 (a)                 1.5%
             President and Director
             4151 Rose Crescent               812,501 (b)
             West Vancouver,                  including options           2.4%
             B.C. Canada

Common       Ernest Cheung                    9,225,000(1)               28.4%
             Secretary and Director
             6091 Richards Drive              9,775,000(1)               27.6%
             Richmond, B.C.                   including options
             Canada  V7C 5R2

Common       Patrick Chan                     0(2)                          0%
             Director and Chairman
             #7 Conduit Road, Flat 6E         550,000                     1.6%
             Hong Kong                        through options

Common       Joseph Tong, Director            0(3)                          0%
             33 Allview Crescent
             North York, Ont.,  Canada        100,000                     0.3%
                               M2J 2R4        share options

Common       Ken A. Kow, Director             0(4)                          0%
             2957 E. 56Ave.
             Vancouver, BC, Canada            325,000                     0.9%
                         V5S 2A2              share options

Common       Officers and Directors           9,737,501                  29.9%
             as a group
                                             11,562,501                  32.6%
                                             including options

(a) Porta-Pave Industries, Inc. (company owned by Runolfson family) owns 380,002 shares

(b) Gerald Runolfson, individually owns 132,499 shares and has an option to acquire 300,000 shares.

     (1) 9,225,000 shares are owned by Richco Investors, Inc. of which Ernest Cheung is a director, officer and shareholder. Richco Investors, Inc. is beneficially owned by Raoul Tsakok through ownership of 50%+ shares of common stock of Richco Investors, Inc. Mr. Raoul Tsakok, through Cobilco, Inc., has an option to acquire 550,000 shares.
     (2) Mr.  Chan has an option to acquire  550,000  shares.
     (3)  Joseph  Tong (through 808719 Ont. Ltd.) owns a 100,000 share option.
     (4) Ken Kow (through Ken K Consulting Ltd.) owns a 325,000 share option. Ken Kow is a full time consultant to us. He has extensive experience in oil and gas industry and has represented Drucker Petroleum Inc. at partners' technical meetings. He also serves as our Manager of Exploration for providing input for daily drilling reports and geological interpretation. The options granted to Ken K Consulting Ltd. were a form of compensation in addition to cash consulting fees.

                                   STOCK PLAN

     The Shareholders approved the 2000 Stock Plan which provides for both the direct award or sale of shares of Drucker, Inc. and for the grant of options to purchase shares. Options granted under the Plan may include Nonstatutory Options as well as Incentive Stock Options to qualify under Section 422 of the Internal Revenue code. The plan establishes a committee to determine terms and awards under the plan. Sales may not be made at less than 85% of market value on sale date. ISO Options may not be granted at less than 100% of market value on the grant date. Nonstatutory Options shall be granted at not less than 85% of the market value on the grant date. Not more than 15% of the total outstanding shares may be issued under the Stock Plan. The committee may establish the terms and conditions of sales or options in its sole discretion, however the plan contains limitations on such options in the event of termination of employment.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Certain Transactions

     Our interest in the West Gharib Egyptian oil and gas concession is subject to a 7% net profit interest payable to a related company Richco Investors, Inc. after we have has recovered all of its exploration and development expenditures. Richo is related by virtue of common directors, Messrs Kow and Cheung.

     Oil and gas project costs - advances to (due from) project are advanced to companies, Drucker Petroleum, Inc. and Drucker Petroleum (Algeria), Inc. our wholly owned subsidiaries , with common directors Ernest Cheung and Gerald Runolfson. These advances are unsecured, non-interest bearing and have no specific terms for repayment. In fiscal year 2000, Drucker Inc. has advanced to Drucker Petroleum Inc., $2,412,421, for the Egyptian Project and has advanced to Drucker Petroleum (Algeria) Inc., $1,326,099, for the Algerian Project.

        Certain employees, officers, directors, and affiliates were granted options in November 1999. The options are exercisable at $0.40 per share and extend until June 30, 2004. The granting of these options for their services have been very favorable to us as these services are necessary and are provided at no cash cost to us.

1. Mr. Chan, who is Chairman of the Board, was granted an option for 550,000 shares, for his negotiation for oil concessions in China and for his contributions in the areas of regulatory matters, Chinese oil and gas market conditions and strategies aimed at penetrating that market.

2. FKT Exploration Consultants, Ltd. is owned by Fred Tse, a consultant. It received a 325,000 share option for their contribution in assessing the risks and rewards of global geological plays, in advising on joint venture drilling targets and in advising on drilling and completion progress.

3. Ken K Consultant, Ltd. is owned by Ken Kow, a paid consultant and a director as of October 2000. It received a 325,000 share option for providing technological information on drilling and for geological interpretation, for technological research in new joint venture, and for his help in the general management of Drucker.

4. Cobilco is owned by Raoul Tsakok, a director, of Richco Investors, Inc., a majority shareholder. Cobilco was granted a 550,000 share option for their role as advisor on strategic issues, oil and gas industry market trends, and financial and capital market issues.

5. Lancaster Pacific Investment, Ltd. is owned by Paul Chan, a consultant. It received a 550,000 share option for their contributions in the areas of regulatory matters, Chinese oil and gas market conditions and strategies aimed at penetrating that market

6. Mr. Runolfson is President and director. He received a 300,000 share option for the general management of Drucker, investor relations, financial and capital market matters and for services as a director;.

7. Yonderiche Int'l Consultants is owned by Jack Song. It received a 100,000 share option for their services rendered in matters regarding Chinese government policies and regulations and for their work in negotiating oil concessions in China.

8. 808719 Ont. Ltd. is owned and controlled by Joseph Tong, a director. It received a 100,000 share option for services rendered as director.

9. Gemsco Management, Ltd. is owned and controlled by Maurice Tsakok, a director of Richco Investors, Inc. a major shareholder. It received 100,000 share option for designing and implementing our corporate website , and for advising on computer and internet technology.


ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

     (a) Financial Statements and Schedules. The following financial statements and schedules for Drucker, Inc., as of December 31, 2000 and 1999 are filed as part of this report.

(b) Exhibits

Reports on Form 8-K

1)      8-K 12/04/00 *
2)      8-K 10/18/00 *

3.8 Amendment to Articles of Incorporation *
    (Drucker, Inc. name change)

10.1 Stock Option Plan *

*Previously Filed

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    DRUCKER, INC.



Date:  April 11,2000                          By:/s/Gerald William Runolfson
       ------------------                         -------------------------
                                                 Gerald Runolfson, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: 4/11/2001                  By: /s/Gerald William Runolfson
       --------                 ----------------------------------------
                                Gerald William Runolfson, President and Director


Date: 4/11/2001                  /s/Ernest Cheung
       --------                 -----------------------------------------
                                Ernest Cheung, Secretary and Director


Date: 4/11/2001                  /s/Patrick Pak Ling Chan
       --------                 -----------------------------------------
                                Patrick Pak Ling Chan, Chairman and Director

Date: 4/11/2001                   /s/Joseph S. Tong
      --------                  -----------------------------------------
                                Joseph S. Tong, Director

Date: 4/11/2001                  /s/ Ken A. Kow
      --------                  -----------------------------------------
                                Ken A. Kow

Report and consolidated Financial Statements            F-1

Independent Auditors Report                             F-2
 December 31, 1999 and 2000

Balance Sheet
 December 31, 1999 and 2000                             F-3

Consolidated Statements of Operations                   F-4

Consolidated Statements of Cash Flow                    F-5

Consolidated Statements of Stockholders Equity          F-6

Consolidated Schedule of Production Expenses            F-7

Consolidated Scheduled of Genera and
 Administrative Expenses                                F-8

Consolidated Schedule of Exploration Expenses           F-9

Notes to the Consolidated Financial Statements          F-10-22

                                  DRUCKER, INC.

                       (formerly Drucker Industries, Inc.)

                  REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

                            (Stated in U.S. dollars)
                             ----------------------

TERRY AMISANO LTD.                                         AMISANO  HANSON
KEVIN HANSON, C.A.                                         CHARTERED ACCOUNTANTS

                          INDEPENDENT AUDITORS" REPORT

To the Stockholders,
Drucker, Inc.
(formerly Drucker Industries, Inc.)

We have audited the accompanying consolidated balance sheets of Drucker, Inc. (formerly Drucker Industries, Inc.) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drucker, Inc. (formerly Drucker Industries, Inc.) and subsidiaries, as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


Vancouver, Canada                                       "AMISANO HANSON"
March 14, 2001                                           Chartered Accountants



Suite 604 - 750 West Pender Street        Telephone:    (604) 689-0188
Vancouver, BC, Canada                     Facsimile:    (604) 689-9773
V6C 2T7                                   E-MAIL:       amishan@telus.net





                                  DRUCKER, INC.
                       (formerly Drucker Industries, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                            (Stated in U.S. dollars)
                             ----------------------


                                                   ASSETS
                                                   ------


                                                                                                (Note 13)
                                                                                 2000              1999
                                                                                 ----              ----
Current
   Cash and cash equivalents - Note 3                                       $      458,119    $    1,867,417
   Accrued interest receivable                                                         731            10,958
   Accounts receivable                                                             351,979                 -
   Prepaid expenses                                                                  1,557             1,089
   Advances receivable                                                                   -             8,202
                                                                                 ---------         ---------
                                                                                   812,386         1,887,666
Capital assets - Note 4                                                              2,775                 -
Oil and gas projects - Notes 5 and 7                                             3,170,751         1,606,290
                                                                                 ---------         ---------
                                                                            $    3,985,912    $    3,493,956
                                                                                 =========         =========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------
Current
   Accounts payable and accrued expenses                                    $      235,422    $       81,109
                                                                                 ---------         ---------
Stockholders' Equity - Notes 6 and 10
   Common stock $.001 par value,
    authorized 50,000,000 shares:
    32,476,250 shares issued and outstanding                                        22,115            32,115
Additional paid-in capital                                                       6,843,803         6,843,803
Deficit                                                                        ( 3,125,428)      ( 3,463,071)
                                                                                 ---------         ---------
Total stockholders' equity                                                       3,750,490         3,412,847
                                                                                 ---------         ---------
                                                                            $    3,985,912    $    3,493,956
                                                                                 =========         =========
Nature of Operations - Note 1
Commitments - Note 6
Subsequent Event - Note 10





APPROVED BY THE BOARD:





 ___________________________, Director    ___________________________, Director

     "Gerry Runolfson"                              "Ernest Cheung"

                             SEE ACCOMPANYING NOTES




                                  DRUCKER, INC.
                       (formerly Drucker Industries, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 2000 , 1999 and 1998
                            (Stated in U.S. dollars)
                             ----------------------


                                                                                    (Note 13)
                                                                     2000              1999             1998
                                                                     ----              ----             ----
Revenue
   Oil and natural gas                                         $     3,167,655   $             -  $             -
   Royalties                                                      (  1,552,151)                -                -
                                                                     ---------         ---------        ---------
                                                                     1,615,504                 -                -
   Interest income                                                      68,404           134,930          157,538
                                                                     ---------         ---------        ---------
                                                                     1,683,908           134,930          157,538
                                                                     ---------         ---------        ---------
Expenses
   Production - Schedule 1                                             565,680                 -                -
   Depletion                                                           138,366                 -                -
   General and administrative expenses - Schedule 2                    229,043           218,441          182,405
   Exploration expenses - Schedule 3                                   413,176           489,673          616,263
   Non-cash compensation charge - Note 13                                    -           537,000                -
                                                                     ---------         ---------        ---------
                                                                     1,346,265         1,245,114          798,668
                                                                     ---------         ---------        ---------
Net income (loss)                                              $       337,643   $  (  1,110,184) $   (   641,130)
                                                                     =========         =========        =========
Basic income (loss) per share                                  $         0.01    $  (      0.03)  $  (      0.02)
                                                                     =========         =========        =========
Diluted income (loss) per share                                $         0.01    $         -      $         -
                                                                     =========         =========        =========
Weighted average shares outstanding - basic                         32,476,250        32,476,250       32,476,250
                                                                     =========         =========        =========
Weighted average shares outstanding - diluted                       40,968,315                 -                -
                                                                     =========         =========        =========



                             SEE ACCOMPANYING NOTES



                                                                   DRUCKER, INC.
                                                        (formerly Drucker Industries, Inc.)
                                                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                                for the years ended December 31, 2000, 1999 and 1998
                                                              (Stated in U.S. dollars)
                                                               ----------------------


                                                                                    (Note 13)
                                                                     2000              1999             1998
                                                                     ----              ----             ----
Cash flow from operating activities:
   Net income (loss)                                           $       337,643   $ (   1,110,184) $ (     641,130)
   Add (deduct) items not affecting cash:
     Capital assets written-off                                              -                 -           40,288
     Write-off of accounts payable                                (      3,475)                -                -
     Write-off of advances                                               8,202                 -           31,285
     Project advances written-off                                            -            35,427                -
     Depletion and amortization                                        139,271
     Non-cash compensation charge                                            -           537,000                -
   Net changes in working capital items related
    to operations:
    Accrued interest receivable                                         10,227     (       5,475)   (       5,483)
    Accounts receivable                                           (    351,979)                -                -
    Prepaid expenses                                              (        468)            1,180    (       2,269)
    Advances receivable                                                      -     (       8,202)         250,709
    Accounts payable and accrued expenses                              157,788            33,654    (      39,084)
                                                                     ---------         ---------        ---------
Net cash provided by (used in) operating activities                    297,209     (     516,600)   (     365,684)
                                                                     ---------         ---------        ---------
Cash flow used in investing activities
   Purchase of capital assets                                    (       3,680)                -                -
   Oil and gas project costs                                     (   1,702,827)    (     379,611)   (      58,462)
                                                                     ---------         ---------        ---------
Net cash used in investing activities                            (   1,706,507)    (     379,611)   (      58,462)
                                                                     ---------         ---------        ---------
Cash flow from financing activities:
   Proceeds from sale of common stock                                        -                 -                -
   Advance payable                                                           -                 -    (      50,802)
                                                                     ---------         ---------        ---------
Net cash used in financing activities                                        -                 -    (      50,802)
                                                                     ---------         ---------        ---------
Net decrease in cash                                                (1,409,298)    (     896,211)   (     474,948)
Cash and cash equivalents, beginning of period                       1,867,417         2,763,628        3,238,576
                                                                     ---------         ---------        ---------
Cash and cash equivalents, end of period                       $       458,119   $     1,867,417  $     2,763,628
                                                                     =========         =========        =========
Cash and cash equivalents consist of:
   Cash                                                        $        28,119   $       186,417  $        63,628
   Term deposit                                                        430,000         1,681,000        2,700,000
                                                                     ---------         ---------        ---------
                                                               $       458,119   $     1,867,417  $     2,763,628
                                                                     =========         =========        =========


                             SEE ACCOMPANYING NOTES






                                  DRUCKER, INC.
                       (formerly Drucker Industries, Inc.)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
           for the years ended December 31, 1998 to December 31, 2000
                            (Stated in U.S. dollars)
                             ----------------------




                                                                               Additional
                                                      Common Stock               Paid-in
                                                 Shares          Amount          Capital         Deficit         Total
                                                 ------          ------          -------         -------         -----
Balance, December 31, 1997                       32,476,250  $       32,115  $    6,306,803  $ (  1,711,757) $    4,627,161

Net loss for the year ended
 December 31, 1998                                        -               -               -    (    641,130)   (    641,130)
                                                 ----------        --------       ---------       ---------       ---------
Balance, December 31, 1998                       32,476,250          32,115       6,306,803    (  2,352,887)      3,986,031

Net loss for the year ended
 December 31, 1999, as restated                           -               -               -    (  1,110,184)   (  1,110,184)
Adjustment to previously reported
 amounts:
   Non-cash compensation charge
    - Note 13                                             -               -         537,000               -         537,000
                                                 ----------        --------       ---------       ---------       ---------
Balance, December 31, 1999, as restated          32,476,250          32,115       6,843,803    (  3,463,071)      3,412,847
Net income for the year ended
 December 31, 2000                                        -               -               -         337,643         337,643
                                                 ----------        --------       ---------       ---------       ---------
Balance, December 31, 2000                       32,476,250  $       32,115  $    6,843,803  $ (  3,125,428) $    3,750,490
                                                 ==========        ========       =========       =========       =========

                             SEE ACCOMPANYING NOTES
                                      F-6





                                DRUCKER, INC.                         Schedule 1
                       (formerly Drucker Industries, Inc.)
                  CONSOLIDATED SCHEDULE OF PRODUCTION EXPENSES
               for the years ended December 31, 2000,1999 and 1998
                            (Stated in U.S. dollars)
                             ----------------------


                                                                     2000             1999              1998
                                                                     ----             ----              ----

Administration                                                 $      145,906    $            -   $            -
General operating expenses                                             77,339                 -                -
Handling and trucking                                                 342,435                 -                -
                                                                      -------          --------         --------
                                                               $      565,680    $            -   $            -
                                                                      =======          ========         ========

                             SEE ACCOMPANYING NOTES
                                      F-7





                                  DRUCKER, INC.                       Schedule 2
                       (formerly Drucker Industries, Inc.)
                      CONSOLIDATED SCHEDULE OF GENERAL AND
                      ADMINISTRATIVE EXPENSES for the years
                      ended December 31, 2000,1999 and 1998
                            (Stated in U.S. Dollars)
                             ----------------------


                                                                     2000              1999             1998
                                                                     ----              ----             ----

Accounting and audit fees                                      $        44,943   $        40,011  $        44,651
Advances written-off - Note 7                                            8,202                 -           24,061
Amortization                                                               905                 -                -
Consulting - Note 7                                                     43,516            54,436           38,288
Foreign exchange loss                                                    1,853             1,866            1,111
Interest and bank charges                                                1,744             2,421              619
Investor communication costs                                            34,251            28,118            9,834
Legal                                                                   43,956            27,852           12,104
Office and general                                                      29,262            31,153           29,957
Rent                                                                    12,997             9,217            8,020
Transfer agent fees                                                      5,857             1,632            2,718
Travel                                                                   5,032            21,735           11,042
Write-off of accounts payable                                     (      3,475)                -                -
                                                                       --------          --------         --------
                                                               $       229,043   $       218,441  $       182,405
                                                                       ========          ========         ========

                             SEE ACCOMPANYING NOTES
                                      F-8




                                  DRUCKER, INC.                       Schedule 3
                       (formerly Drucker Industries, Inc.)
                  CONSOLIDATED SCHEDULE OF EXPLORATION EXPENSES
               for the years ended December 31, 2000,1999 and 1998
                            (Stated in U.S. Dollars)
                             ----------------------


                                                       West             2000              1999              1998
                                                      Gharib            Total             Total            Total
                                                      ------            -----             -----            -----

Administration                                   $         2,306  $         2,306   $        76,266   $        40,529
Amortization                                                   -                -                 -             7,901
Audit                                                          -                -                 -             4,246
Consumables                                                    -                -            77,924            30,072
Development costs                                              -                -             4,139                 -
Drilling                                                       -                -           167,965               420
Entertainment                                                  -                -                 -             4,752
Geological/geophysical                                     8,649            8,649            70,157           164,940
Insurance (rebate)                                             -                -                 -      (      2,611)
Office Supplies                                                -                -                 -                64
Other                                                          -                -                 -             3,237
Project advances written-off                                   -                -            65,406            31,285
Rent                                                           -                -                 -             7,908
Repairs and maintenance                                        -                -                 -               629
Seismic expenditures                                     402,221          402,221                 -                 -
Surveying and testing                                          -                -                 -           242,600
Telephone                                                      -                -                 -             2,567
Travel                                                         -                -             4,729             4,668
Wages and benefits                                             -                -            23,087            43,948
Capital assets written-off                                     -                -                 -            40,288
Interest income                                                -                -                 -      (      7,614)
Other income                                                   -                -                 -      (      3,566)
                                                         -------          -------           -------        ----------
                                                 $       413,176   $      413,176   $       489,673   $       616,263
                                                         =======          =======           =======        ==========

                             SEE ACCOMPANYING NOTES
                                      F-9

                                  DRUCKER, INC.
                       (formerly Drucker Industries, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
                            (Stated in U.S. Dollars)
                             ----------------------


Note 1        Nature of Operations
              ---------------------
              The company is in the business of exploration, development and production of oil and gas in Egypt and Algeria. The company entered into the oil and gas resource exploration business in 1997 when the company negotiated farm-in agreements for a 50% interest in certain oil projects in China. These projects were unsuccessful and were abandoned during the years ended December 31, 1998 and 1999. During the year ended December 31, 1998, the company entered into agreements in certain oil projects in Egypt and commenced exploration in 1999. Also during the year ended December 31, 1999, the company entered into an agreement for an interest in an oil and gas exploration joint venture in Algeria. During the year ended December 31, 2000, the company's oil and gas project in Egypt went into production.

              The company was incorporated in Idaho on February 4, 1971, as Monetary Metals, Inc. On December 14, 1989, the company acquired all the net assets of Drucker Sound Design, Inc. in exchange for 2,700,000 shares (13,500,000 shares after split) of common stock. On December 30, 1989, the company changed its name to Drucker Sound Design, Inc., and on June 19, 1990, the company changed its domicile to Delaware. On September 5, 1991, the company changed its name to Drucker Industries, Inc., and forward split the outstanding shares of common stock on the basis of five for one. On November 29, 2000, the company changed its name to Drucker, Inc.

Note 2        Summary of Significant Accounting Policies
              --------------------------------------------
              The consolidated financial statements of the company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

              The consolidated financial statements have, in management's opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Principles of Consolidation
              ---------------------------

              These consolidated financial statements include the accounts of Drucker Industries, Inc. and its wholly-owned subsidiaries, Drucker Petroleum Inc.("DPI") and Drucker Petroleum (Algeria) Inc. ("DPA"). DPI and DPA were incorporated by the company in the British Virgin Islands on April 16, 1998 and September 22, 1999, respectively. All inter-company transactions have been eliminated.

              Cash Equivalents
              ----------------

              The company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

              Capital Assets
              --------------

              Capital assets are comprised of computer equipment and are recorded at cost. The company amortizes its computer equipment using the straight-line method over three years.

DRUCKER, INC.
(formerly Drucker Industries, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Stated in U.S. Dollars)
----------------------



Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Impairment of Long-lived Assets
              -------------------------------

              The company reports the impairment of long-lived assets and certain identifiable intangibles in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets for Long-lived Assets to be Disposed Of". Certain long-lived assets and identifiable intangibles held by the company are reviewed for impairment whenever assets or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, an impairment loss is recognized in the period it is determined.

              Oil and Gas Project Costs
              -------------------------

              The company used the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying the retaining unproved properties are expensed.

              Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

              Investments in a company that is organized for the sole purpose of holding an indirect interest in oil and gas concessions and such investment is less than a 20% investment is accounted for under the above noted oil and gas project costs policy rather than as a investment recorded on the cost basis (Note 5 - Algerian Concession).

              Environmental Costs
              -------------------

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

              Income Taxes
              ------------

              The company  uses the  liability  method of  accounting for income
              taxes  pursuant to Statement of Financial  Accounting   Standards,
              No. 109 "Accounting for Income Taxes".

 DRUCKER, INC.
(formerly Drucker Industries, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Stated in U.S. Dollars)
----------------------




Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Basic and Diluted Earnings (Loss) Per Share
              -------------------------------------------

              The company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares. Diluted loss per share has not been provided for 1999 and 1998 as it would be anti-dilutive.

              Values
              ------

              The amounts shown for oil and gas project costs represent costs to date and do not necessarily reflect present or future values.

              Foreign Currency Translation
              ----------------------------

              Foreign currency translations are translated into US dollars, the functional and reporting currency, by the use of the exchange rate in effect at the date of the transaction, in accordance with Statement of Financial Accounting Standards No. 52. "Foreign Currency Translation". At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate.

              Stock-based Compensation
              ------------------------

               The company has elected to account for stock-based compensation following APB No. 25, "Accounting for Stock Issued to Employees", and provide the disclosures required under SFAS No. 132, "Accounting for Stock-based Compensation" (Note 6).

Note 3        Cash Equivalents
              ----------------

              At December 31, 1999, included in cash and cash equivalents were a financing deposit of $1,681,000 as required by a farm-out agreement (Note 5). This deposit was held as collateral for a letter of guarantee. The deposit was used as payment for the costs incurred in exploring the concession located in West Gharib, Gulf of Suez, Egypt.

Note 4        Capital Assets
              --------------


                                                          2000                           1999            1998
                                     -----------------------------------------------

                                                      Accumulated    Net Carrying    Net Carrying    Net Carrying
                                          Cost        Amortization      Amount          Amount          Amount
                                          ----        ------------      ------          ------          ------
             Computer equipment      $       3,680   $         905  $       2,775   $           -   $           -


DRUCKER, INC.
(formerly Drucker Industries, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Stated in U.S. Dollars)
----------------------




Note 5        Oil and Gas Projects - Note 7
              --------------------

                                                       2000            1999
                                                      Total           Total
             West Gharib, Egypt Concession
               Acquisition costs
                  Cash                            $    352,000    $    352,000
               Deferred exploration costs            1,628,454         629,290
               Depletion                              (138,366)              -
                                                      --------         -------
                                                     1,842,088         981,290
                                                     ---------         -------
             Algerian Concession
                  Acquisition costs                  1,328,663         625,000
                                                     ---------        --------
                                                  $  3,170,751    $  1,606,290
                                                     =========       =========

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

                  - 40% of the costs and expenses associated with the drilling of an exploratory well to a maximum cost to the company of $500,000 (paid); thereafter, DPI shall pay 20% of all costs and expenses associated with any further activity associated with the concession.

                  In addition, DPI provided a bank guarantee of $2,000,000 within seven days of the execution of the agreement, being 40% of a letter of guarantee. At December 31, 2000, this bank guarantee has been reduced to $Nil.

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

                  At December 31, 2000, $1,628,454 incurred in respect to drilling an exploration well and drilling and equipping a development well have been capitalized.

DRUCKER, INC.
(formerly Drucker Industries, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Stated in U.S. Dollars)
----------------------




Note 5        Oil and Gas Project Costs - Note 7 - (cont'd)
              -------------------------

              Algerian Concession

                  By a letter of intent dated October 27, 1999, the company acquired 10% of the issued capital stock of Santa Catalina (Algeria) Ltd. (Algeria Concession SLM Algeria"), a company which, through its wholly-owned subsidiary, Santa Catalina L.H. Lundin (Algeria) Ltd. ("SLM Lundin"), entered into an agreement to acquire a 25% participating interest in an oil and gas concession in Algeria. Subject to SLM Lundin earning its 25% participating interest, the company may earn up to a 2.5% indirect interest in the property by paying SLM Algeria $625,000 (paid) to acquire 10% of its capital stock, and by funding its pro-rata share of SLM Lundin's portion of the drilling and general and administrative costs in excess of $5,000,000 for testing and drilling of the first well. Cost overruns on the first well totalled $103,663 which the company has paid at December 31, 2000.

                  The company is participating in a second well and has paid SLM Algeria $600,000. The company is responsible for their pro-rata share of SLM Lundin's portion of the drilling costs and general and administrative costs in excess of $5,000,000 associated with the drilling and testing of the second well. This agreement is in effect for one year.

                  All costs associated with this concession are shown as oil and gas project costs.

              China Concessions

                  By participation agreements dated during 1997, the company agreed to pay 100% of all the costs of exploring and developing various oil and gas concessions in the Peoples Republic of China as consideration for an undivided 50% interest in all of the profits generated from the concessions.

                  During the years ended December 31, 1999 and 1998, the concessions were abandoned.

                  The parties to the above agreements were related to the company by virtue of common directors.

Note 6        Common Stock - Note 10
              ------------

              During the year ended December 31, 1997, the company issued 5,179,500 shares of common stock at $1.00 per share for proceeds of $5,179,500.

              The company also issued 362,565 shares of common stock as a finder's fee.

DRUCKER, INC.
(formerly Drucker Industries, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Stated in U.S. Dollars)
----------------------



Note 6        Common Stock - Note 10 - (cont'd)
              ------------

              Commitments

              Share Purchase Warrants

              At December 31, 2000, 5,542,065 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the company at $0.40 per unit until the earlier of March 31, 2001 and the 90th day after the day on which the weighted average trading price of the company's shares exceed $0.90 per share for 10 consecutive trading days. Each unit consists of one common share of the company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants.

              Stock-based Compensation

              Effective November 30, 1999, the company granted stock options to officers, directors and employees of the company and consultants to the company to purchase common shares of the company at the closing price of the company's common stock on the date of the grant. Options are not granted to anyone other than the aforementioned individuals. The options have been granted with a term of 4 1/2 years. There are no specific vesting requirements under the options.

              Presented below is a summary of the stock option activity for the years shown:

                                                                           Number of         Weighted Average
                                                                         Stock Options        Exercise Price
                                                                         -------------        --------------
             Balance, December 31, 1998                                               -                -

             Granted                                                          2,950,000               $0.40
             Exercised                                                                -                -
                                                                              ---------               ------
             Balance, December 31, 1999                                       2,950,000               $0.40
             Granted                                                                  -                -
             Exercised                                                                -                -
                                                                              ---------               ------
             Balance, December 31, 2000                                       2,950,000               $0.40
                                                                              =========               ======


              The number of stock options outstanding is equal to the number exercisable as there are no vesting provisions.
                                      F-15

DRUCKER, INC.
(formerly Drucker Industries, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Stated in U.S. Dollars)
----------------------




Note 6        Common Stock - Note 10 - (cont'd)
              ------------

              Commitment - (cont'd)

              Stock-based Compensation - (cont'd)

              The company grants stock options at exercise prices equal to the fair market value of the company's stock at the date of the grant. Pursuant to APBO No. 25, the compensation charge associated with consultants' options has been recorded in the financial statements. The compensation charge associated with employees' options (officers, directors and employees) is not recognized in this circumstance but included in the pro-forma amounts.


                                                                       2000              1999             1998
                                                                       ----              ----             ----


             Total non-cash compensation charge                  $           -     $     892,487     $           -
             Consultants' non-cash compensation charge                       -          (537,000)                -

             Employee's non-cash compensation charge             $           -     $     355,487     $           -


              Under SFAS No. 123, if the company elects to follow APBO No. 25, in respect to the employees stock options, it is required to present pro-forma information as to the effect on income and earnings per share as if the company had accounted for its employee stock options under the fair value method of that statement. Had compensation cost been determined based on the fair value at the grant dates for those options issued to directors and employees, the company's net loss and loss per share would have been adjusted to the pro-forma amounts indicated below:


                                                                   2000              1999              1998
                                                                   ----              ----              ----

             Net income (loss)                 As reported    $     337,643     $ ( 1,110,184)    $ (   641,130)
                                               Pro-forma      $     337,643     $ ( 1,465,671)    $ (   641,130)

             Basic income (loss) per share     As reported    $        0.01     $ (      0.03)    $ (      0.02)
                                               Pro-forma      $        0.01     $ (      0.05)    $ (      0.02)
             Diluted income (loss) per share   As reported    $        0.01     $        -        $        -
                                               Pro-forma      $        0.01     $        -        $        -

              Pro-forma diluted loss per share for 1999 and 1998 has not been presented because assuming the conversion of stock options and warrants would have an anti-dilutive effect.

              The weighted average fair value at date of grant of the options granted were as follows:



                                                                   2000              1999              1998
                                                                   ----              ----              ----

             Weighted average fair value                      $           -     $        0.30     $           -
             Total options granted                                        -         2,950,000                 -
             Total fair value of all options granted          $           -     $     892,487     $           -


DRUCKER, INC.
(formerly Drucker Industries, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Stated in U.S. Dollars)
----------------------




Note 6        Common Stock - Note 10 - (cont'd)
              ------------

              Commitment - (cont'd)

              Stock-based Compensation - (cont'd)

              The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                   2000              1999              1998
                                                                   ----              ----              ----

             Expected dividend yield                                0.0%              0.0%              0.0%
             Expected volatility                                    0.0%             97.0%              0.0%
             Risk-free interest rate                                0.0%              5.00%             -
             Expected term in years                                 -                 5                 -


              The following common share purchase options were outstanding at December 31, 2000 entitling the holders thereof the right to purchase one common share for each option held:

                                                                      Exercise Price
                                            Number of Options           Per Share               Expiry Date
                                            -----------------           ---------               -----------

             Consultants                         1,775,000                $0.40                June 30, 2004
             Officer, directors and
              employees                          1,175,000                $0.40                June 30, 2004

                                                 2,950,000


Note 7        Related Party Transactions - Note 5
              --------------------------

              During the year ended December 31, 1998, the company wrote-off advances to a related company in the amount of $24,061 advanced with respect to administration relating to the China oil and gas exploration projects. This company is related by virtue of a common director.

              During the year ended December 31, 2000, the company wrote-off uncollectible advances to related companies in the amount of $8,202.

              The company was charged $10,794 (1999 and 1998: $Nil) by a director of the company for consulting fees.

Note 8        Deferred Tax Assets
              -------------------

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

DRUCKER, INC.
(formerly Drucker Industries, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Stated in U.S. Dollars)
----------------------




Note 8        Deferred Tax Assets - (cont'd)
              -------------------

              The following table summarized the significant components of the company's deferred tax assets:

                                                                      Total
             Deferred Tax Assets
             Net operating loss carryforward                     $    4,200,000
                                                                      =========
             Deferred tax assets                                 $    2,100,000
             Valuation allowance for deferred tax assets             (2,100,000)
                                                                      ---------
                                                                 $            -
                                                                      =========

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 9        Income Taxes
              -------------
              No provision for income taxes has been provided in 2000, 1999 and 1998 due to the net loss. The company has net operating loss carry forwards, which expire commencing in the year 2017 totalling approximately $4,200,000, the benefits of which have not been recorded.

              Under the provisions of the Tax Reform Act of 1986, when there has been a change in an entity's ownership of fifty percent or greater, utilization of net operating loss carry forwards may be limited. As a result of equity transactions occurring through December 31, 1999, the company will be subject to such limitation. The annual limitations have not been determined.

Note 10       Subsequent Event
              ----------------
              Subsequent to December 31, 2000, the company extended the terms of the share purchase warrants as follows:

              Each warrant entitles the holder to purchase one additional unit of the company at $0.40 per unit until the earlier of March 31, 2003 and the 90th day after the day on which the weighted average trading price of the company's shares exceed $0.60 per share for 10 consecutive trading days. Each unit consists of one common share of the company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrant.
                                      F-18

DRUCKER, INC.
(formerly Drucker Industries, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Stated in U.S. Dollars)
----------------------




Note 11       Segmented Information
              ---------------------
              The company's industry's segment is the oil and gas industry. The company's geographic segments are Canada, China, Egypt and Algeria. There were no identifiable assets in China at December 31, 2000 and 1999.

                                                                                 December 31, 2000
                                                       Canada          Egypt          Algeria          Total
                                                       ------          -----          -------          -----

             Identifiable Assets
               Current                              $     812,836   $           -  $           -   $     812,386
               Capital assets, net                          2,775               -              -           2,775
               Oil and gas                                      -       1,842,088      1,328,663       3,170,751
                                                          -------       ---------      ---------       ---------
                                                    $     815,161   $   1,842,088  $   1,328,663   $   3,985,912
                                                          ========      =========      ==========      =========



                                                                                 December 31, 1999
                                                       Canada          Egypt          Algeria          Total
                                                       ------          -----          -------          -----

             Identifiable Assets
               Current                              $   1,887,666   $           -  $           -   $   1,887,666
               Oil and gas projects                             -         981,290        625,000       1,606,290
                                                         --------         -------        -------       ---------
                                                    $   1,877,666   $     981,290  $     625,000   $   3,493,956





                                                                              Year ended December 31,
                                                                        2000           1999            1998
                                                                        ----           ----            ----

             Operations
               Canada                                              $ (    160,639)$ (    620,511) $ (     24,867)
               China                                                            -   (     70,135)   (    368,290)
               Egypt                                                      498,282   (    419,538)   (    247,973)

                                                                   $      337,643 $(   1,110,184) $  (   641,130)


Note 12       New Accounting Standards
              ------------------------
              In April 1998, the Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the costs of start-up activities". This statement is effective for fiscal years beginning after December 15, 1998. Adopting this standard does not have a significant impact on the company's consolidated financial position, results of operations or cash flows.

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

DRUCKER, INC.
(formerly Drucker Industries, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Stated in U.S. Dollars)
----------------------


Note 13       Prior Period Change
              -------------------
              The company determined that the net loss for the year ended December 31, 1999 was understated by $537,000 for a non-cash compensation charge (Note 10). The share capital and deficit at December 31, 1999 and the net loss for the year ended December 31, 1999 have been restated to reflect this adjustment.

Note 14       Supplementary Oil and Gas Information (Unaudited)
              -------------------------------------------------

              The following supplemental information regarding oil and gas activities of the company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission ("SEC") and the Statement of Financial Accounting Standards No. 69, "Disclosure about Oil and Gas Producing Activities.

              Capitalized Costs
              -----------------

              Capitalized costs relating to the company's oil and gas producing activities as of December 31, 2000 and 1999 are as follows:



                                                                                     2000             1999
                                                                                     ----             ----

                 Proved properties                                               $     352,000     $     352,000
                 Unproved properties                                                 1,225,000           625,000
                 Wells, related equipment and facilities                             1,628,454                 -
                 Uncompleted wells, equipment and facilities                           103,663           629,290
                                                                                     ---------         ---------
                                                                                     3,309,117         1,606,290
                 Less:  accumulated depletion                                      (   138,366)                -
                                                                                     ---------         ---------
                                                                                 $   3,170,751     $   1,606,290
                                                                                     ==========        =========

              Incurred Functional Costs
              -------------------------

              Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures, are summarized as follows for the years ended December 31, 2000 and 1999:


                                      Total
                 Year ended December 31, 2000                   World-wide           Egypt           Algeria
                 ----------------------------                   ----------           -----           -------

                 Property acquisition costs:
                  Unproved                                   $      703,663    $            -    $      703,663
                 Exploration costs                           $      413,176    $      413,176    $            -
                 Development costs                           $      999,164    $      999,164    $            -


DRUCKER, INC.
(formerly Drucker Industries, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Stated in U.S. Dollars)
----------------------



Note 14       Supplementary Oil and Gas Information (Unaudited)
              -------------------------------------------------

              Incurred Functional Costs - (cont'd)
              -------------------------

                                      Total
                   Year ended December 31, 1999                 World-wide           Egypt           Algeria
                   ----------------------------                 ----------           -----           -------

                   Property acquisition costs:
                     Proved                                  $      352,000    $      352,000    $            -
                     Unproved                                $      625,000    $            -    $      625,000
                   Exploration costs                         $      489,673    $      489,673    $            -
                   Development costs                         $      629,290    $      629,290    $            -


              Results of Operations

              The results of operations for oil and gas producing activities, excluding general corporate overhead and financing costs, for the year ended December 31, 2000 are as follows:


                                      Total
                 Year ended December 31, 2000                   World-wide           Egypt           Algeria
                 ----------------------------                   ----------           -----           -------

                 Revenues                                     $   3,167,655     $   3,167,655     $           -
                 Production costs                                (2,117,831)       (2,117,831)                -
                 Exploration expenses                              (413,177)         (413,177)                -
                 Depletion provision                               (138,366)         (138,366)                -
                                                                 ----------         ---------        ----------
                 Results of operations for producing
                  activities (excluding corporate overhead
                  and financing costs)                        $     498,281     $     498,281     $           -
                                                                ===========         =========        ==========

              There were no results of operations from oil and gas producing activities during the year ended December 31, 1999.

              Reserve Quantities
              ------------------

              The estimates of proved reserves and related valuations were determined both by management and by independent petroleum engineers. Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development and other factors.

              Proved reserves are reserves judged to be economically producible in future years from known reservoirs under existing economic and operating conditions; i.e., prices and costs as of the date the estimate is made and assuming continuation of current regulatory practice using conventional production methods and equipment. Proved developed reserves are those expected to be recovered through existing wells with existing equipment and operating methods.

DRUCKER, INC.
(formerly Drucker Industries, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Stated in U.S. Dollars)
----------------------




Note 14       Supplementary Oil and Gas Information (Unaudited) - (cont'd)
              -------------------------------------------------

              Reserve Quantities - (cont'd)
              ------------------

              Presented below is a summary of the changes in estimated proved reserves of the company for the year ended December 31, 2000:


                                      Total
                 Year ended December 31, 2000                   World-wide           Egypt           Algeria
                 ----------------------------                   ----------           -----           -------

                 Proved developed and undeveloped
                  reserves, beginning of year:                    4,800,000         4,800,000                 -
                 Revisions of previous estimates                 (2,851,894)       (2,851,894)                -
                 Extensions, discoveries and other
                  additions                                       8,750,000                 -         8,750,000
                 Production                                        (136,106)         (136,106)                -
                                                                  ---------         ---------         ---------
                 Proved developed and undeveloped  reserves,     10,562,000         1,812,000         8,750,000
                 end of year                                     ==========         =========         =========


                                                                 Total
                 Year ended December 31, 2000                   World-wide           Egypt           Algeria
                 ----------------------------                   ----------           -----           -------

                 Proved developed reserves:
                   Beginning of year                                      -                 -                 -
                                                                     =======           =======         =======
                   End of year                                       59,796            59,796                 -


              Discounted Future Net Cash Flows
              ---------------------------------
              SFAS No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The company has followed those guidelines which are briefly discussed below.

              Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using year-end statutory income tax rates, including consideration for previously legislated future statutory depletion rates and investment tax credits. The resulting future net cash flows are reduced to present amounts by applying a 10% annual discount factor.

              The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the company's expectations of actual revenues to be derived from those reserves or their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

DRUCKER, INC.
(formerly Drucker Industries, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Stated in U.S. Dollars)
----------------------



Note 14       Supplementary Oil and Gas Information (Unaudited) - (cont'd)
              -------------------------------------------------

              Discounted Future Net Cash Flows - (cont'd)
              --------------------------------

              Presented below are the standardized measure of discounted future net cash flows and changes therein relating to proved reserves as of and for the year ended December 31, 2000 :

                                      Total
                 Year ended December 31, 2000                   World-wide           Egypt           Algeria
                 ----------------------------                   ----------           -----           -------

                 Future cash inflows, net of royalty          $  17,097,144     $  17,097,144     $           -
                 Future production and development costs        (10,489,738)      (10,489,738)                -

                 Future net cash flows                            6,607,406         6,607,406                 -
                 10% annual  discount for  estimated  timing
                 of cash flows                                   (3,035,649)       (3,035,649)                -

                 Standardized measure of discounted
                  future cash flows relating to proved oil
                  and gas reserves                            $   3,571,757     $   3,571,757     $           -