Form 10QSB
period 2001-03-31
DRUCKER INC
filed 2001-05-18
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001042053

For Quarter Ended                                     Commission File Number
March 31, 2001                                           0-29670


                                  DRUCKER, INC.
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

                       32,476,250 as of March 31, 2001

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                               DRUCKER, INC.
                                     (formerly Drucker Industries, Inc.)
                                         CONSOLIDATED BALANCE SHEETS
                                     March 31, 2001 and December 31, 2000
                                                 (Unaudited)
                                           (STATED IN U.S. DOLLARS)
                                            ----------------------


                                                                               March 31,       December 31,
                                                   ASSETS                        2001              2000
                                                   ------                        ----              ----
Current

   Cash and cash equivalents                                                $      503,018    $      458,119
   Accounts receivable                                                             195,001           352,710
   Prepaid expenses                                                                  9,033             1,557
                                                                                -----------         ---------
                                                                                   707,052           812,386
Capital assets, net                                                                  2,468             2,775
Oil and gas projects - Note 3                                                    3,240,831         3,170,751
                                                                                -----------         ---------
                                                                            $    3,950,351    $    3,985,912
                                                                                ===========         =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current

   Accounts payable and accrued expenses                                    $      186,345    $      235,422
                                                                                -----------         ---------

Stockholders' Equity - Note 2
   Common stock $.001 par value,
    authorized 50,000,000 shares:
    32,476,250 shares issued and outstanding                                        32,115            32,115
Additional paid-in capital                                                       6,843,803         6,843,803
Deficit                                                                        ( 3,111,912)      ( 3,125,428)
                                                                                -----------         ---------
Total stockholders' equity                                                       3,764,006         3,750,490
                                                                                -----------         ---------
                                                                            $    3,950,351    $    3,985,912
                                                                                ===========         =========



                                            SEE ACCOMPANYING NOTES

                                                   DRUCKER, INC.
                                        (formerly Drucker Industries, Inc.)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 for the three months ended March 31, 2001 and 2000
                                                    (Unaudited )
                                              (STATED IN U.S. DOLLARS)
                                               ----------------------


                                                                                 Three months ended March 31,
                                                                                   2001                 2000
                                                                                   ----                 ----
Revenue

   Oil and natural gas                                                       $        655,831     $        530,137
   Royalties                                                                   (      321,357)      (      230,365)
                                                                                --------------      ---------------
                                                                                      334,474              299,772
   Interest income                                                                      4,637               26,186
                                                                                --------------      ---------------

                                                                                      339,111              325,958
                                                                                --------------      ---------------

Expenses

   Production expenses - Schedule 1                                                   194,457               58,671
   Depletion                                                                           49,720                5,756
   General and administrative expenses - Schedule 2                                    68,252               43,502
   Exploration expenses - Schedule 3                                                   13,166              128,446
                                                                                --------------      ---------------
                                                                                      325,595              236,375
                                                                                --------------      ---------------
Net income                                                                   $         13,516     $         89,583
                                                                                ==============      ===============
Net income per share                                                         $          0.00      $          0.00
                                                                                ==============      ===============
Weighted average shares outstanding                                                32,476,250           32,476,250
                                                                                ==============      ===============

                                               SEE ACCOMPANYING NOTES

                                                        DRUCKER, INC.
                                             (formerly Drucker Industries, Inc.)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                      for the three months ended March 31, 2001 and 2000
                                      and for the years ended December 31, 2000 and 1999
                                                         (Unaudited)
                                                   (STATED IN U.S. DOLLARS)
                                                    ----------------------


                                                                               Additional
                                                     Common Stock               Paid-in
                                                 Shares          Amount          Capital         Deficit         Total
                                                 ------          ------          -------         -------         -----
Balance, December 31, 1998                       32,476,250  $       32,115  $    6,306,803  $ (  2,352,887) $    3,986,031

Net loss for the year ended
 December 31, 1999, as restated                           -               -               -    (  1,110,184)   (  1,110,184)
Adjustment to previously reported
 amounts:
   Non-cash compensation charge                           -               -         537,000               -         537,000
                                                 -----------   ------------  --------------  --------------- ---------------
Balance, December 31, 1999, as restated          32,476,250          32,115       6,843,803    (  3,463,071)      3,412,487

Net income for the three months ended
 March 31, 2000                                           -               -               -          89,583          89,583
                                                 -----------   ------------  --------------  --------------- ---------------
Balance, March 31, 2000                          32,476,250          32,115       6,843,803    (  3,373,488)      3,502,430

Net income for the nine months ended
 December 31, 2000                                        -               -               -         248,060         248,060
                                                 -----------   ------------  --------------  --------------- ---------------
Balance, December 31, 2000                       32,476,250          32,115       6,843,803    (  3,125,428)      3,750,490

Net income for the three months ended
 March 31, 2001                                           -               -               -          13,516          13,516
                                                 -----------   ------------  --------------  --------------- ---------------
Balance, March 31, 2001                          32,476,250  $       32,115  $    6,843,803  $ (  3,111,912) $    3,764,006
                                                 ===========   ============  ==============  =============== ===============



                                                    SEE ACCOMPANYING NOTES

                                                   DRUCKER, INC.
                                        (formerly Drucker Industries, Inc.)
                                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                 for the three months ended March 31, 2001 and 2000
                                                    (Unaudited)
                                              (STATED IN U.S. DOLLARS)
                                               ----------------------


                                                                                 Three months ended March 31,
                                                                                   2001                 2000
                                                                                   ----                 ----
Cash flow from operating activities:

   Net income                                                               $          13,516    $          89,583
   Add items not affecting cash:
     Amortization                                                                         307                    -
     Depletion                                                                         49,720                5,756
   Net changes in non-cash working capital items related to operations:

     Accounts receivable                                                              157,709       (      240,553)
     Prepaid expenses                                                          (        7,476)               1,089
     Accounts payable and accrued expenses                                     (       49,077)      (       61,462)
                                                                                --------------      ----------------
Cash flow provided by (used in) operating activities                                  164,699       (      205,587)
                                                                                --------------      ----------------
Cash flows used in investing activity
   Oil and gas projects costs                                                  (      119,800)      (      151,659)
                                                                                --------------      ----------------
Cash flow used in investing activities                                         (      119,800)      (      151,659)
                                                                                --------------      ----------------
Net increase (decrease) in cash                                                        44,899       (      357,246)
Cash and cash equivalents, beginning of period                                        458,119            1,867,417
                                                                                --------------      ----------------
Cash and cash equivalents, end of period                                    $         503,018    $       1,510,171
                                                                                ==============      ================
Cash and cash equivalents consists of:

   Cash                                                                     $         200,552    $          37,829
   Term deposits                                                                      302,466            1,472,342
                                                                                --------------      ----------------
                                                                            $         503,018    $       1,510,171
                                                                                ==============      ================


                                              SEE ACCOMPANYING NOTES

                                                                      SCHEDULE 1
                                  DRUCKER, INC.
                       (formerly Drucker Industries, Inc.)
                  CONSOLIDATED SCHEDULE OF PRODUCTION EXPENSES
               for the three months ended March 31, 2001 and 2000
                                   (Unaudited)
                             (STATED IN US DOLLARS)
                              --------------------


                                                     Three months ended
                                                          March 31,
                                                   2001             2000
                                                   ----             ----

Administration                              $       30,451    $       26,804
Handling and trucking                              164,006            31,867
                                             --------------      ------------
                                            $      194,457    $       58,671
                                             ==============      ============

                             SEE ACCOMPANYING NOTES

                                                                      SCHEDULE 2

                                  DRUCKER, INC.
                       (formerly Drucker Industries, Inc.)
          CONSOLIDATED SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
               for the three months ended March 31, 2001 and 2000
                                   (Unaudited)
                             (STATED IN US DOLLARS)
                              --------------------


                                                 Three months ended March 31,
                                               2001                 2000
                                               ----                 ----
Accounting and audit fees             $         18,617     $         12,428
Amortization                                       307                    -
Consulting                                      34,487               11,041
Interest and bank charges                          524                1,659
Investor relations                               3,067                5,016
Legal and professional                           1,520                1,773
Office and general                               6,170                7,888
Rent                                             3,183                3,272
Transfer agent fees                                377                  425
                                        --------------      ----------------
                                     $          68,252     $         43,502
                                        ==============      ================


                             SEE ACCOMPANYING NOTES

                                                                      SCHEDULE 3
                                  DRUCKER, INC.
                       (formerly Drucker Industries, Inc.)
                  CONSOLIDATED SCHEDULE OF EXPLORATION EXPENSES
               for the three months ended March 31, 2001 and 2000
                                   (Unaudited)
                             (STATED IN US DOLLARS)
                              --------------------


                                                   Three months ended March 31,
                                                        2001             2000
                                                        ----             ----

Administration                                 $          341    $      128,236
Geological/geophysical                                  9,555               210
Seismic expenditure                                     3,270                 -
                                                  -----------    ---------------
                                               $       13,166    $      128,446
                                                  ===========    ===============



                             SEE ACCOMPANYING NOTES

                                  DRUCKER, INC.
                       (formerly Drucker Industries, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                  (Unaudited )
                            (STATED IN U.S. DOLLARS)
                             ----------------------


NOTE 1        INTERIM REPORTING

              While the information presented in the accompanying interim three months financial statements is unaudited, (except for as indicated in Independent Accountants' Report), it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2000 annual financial statements.

NOTE 2        COMMON STOCK

              Commitments

              Share Purchase Warrants

              At March 31, 2001, 5,542,065 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the company at $0.40 per unit until the earlier of March 31, 2003 and the 90th day after the day on which the weighted average trading price of the company's shares exceed $0.60 per share for 10 consecutive trading days. Each unit consists of one common share of the company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants.

              Share Purchase Options

              At March 31, 2001, 2,950,000 share purchase options are outstanding. Each option entitles the holder thereof the right to acquire one common share of the company at $0.40 per share. These options expire on June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            --------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THE SAME PERIOD IN 2000.

     We (referred in this report as Drucker, Inc. and/or its subsidiaries) have presented our quarterly consolidated financial statements and you should read them in conjunction with our consolidated financial statements and related notes in our 10KSB annual report for 2000. For the first three months in 2001, gross oil revenue amounted to $655,831 compared to $530,137 from production in the same three months in 2000. This revenue was generated from oil produced from the West Gharib project in Egypt where we have a 20% working interest. Expenses of production were $194,457 for our share of production of 38,355 barrels or $5.07 per barrel, depletion was $49,720, general and administrative costs were $68,252 and exploration expenses were $13,166, for total expenses of $325,595 in the first three months in 2001. For this quarter the production expenses were $5.07 per barrel as compared to $4.16 per barrel for the whole of 2000. The 3D seismic acquisition and processing program for West Gharib is mostly completed and is reflected by the decrease in exploration expenses for the quarter. The net income from the period in 2001 was $13,516 and for 2000 the net income was $89,583. The profit per share was $0.0004 in 2001 compared to $0.0028 in 2000.

     At March 31, 2001 a total of eight wells in the Kareem Jurassic formation (26 degrees API) have been drilled and completed successfully in Hana field, West Gharib. The field is currently capable of producing over 3,000 barrels of oil per day. The Hana 7 and 8 producers, drilled in the fall of 2000, were tied into the existing Hana field facilities by year-end which added an additional 800 barrels of oil per day over the quarterly period. The Hana 8 well was drilled 600 feet lower than the producing Kareem formation to a depth of 5,400 feet and encountered an oil zone in the Middle Jurassic Rudeis formation. Though testing initially at about 1,000 barrels of oil per day the zone soon produced with a high water cut. An engineering operation (workover) is planned to overcome potential water channelling.

     A field-wide pressure survey recently conducted confirms that the Hana pool is experiencing pressure support from an underlying aquifer which should have the effect of stabilizing rates and increasing recoveries. Other developments planned for the Hana field include replacement of rental equipment with permanent facilities, additional development wells and feasibility review for waterflood pressure maintenance.

     In Algeria, drilling of SEM-1 well commenced in December 2000 and was completed in February 2001. It was the third well drilled on the 283 sq km (70,000 acre) Semhari mega-structure following the two successful SMR-1 and SMRE-1 wells. The Semhari structure is located in the onshore 3,192 sq km Hassi Bir Rekaiz Concession in the Prolific Ghadames Basin, Algeria. Although the well did not encounter commercial quantities of hydrocarbons, it did encounter, with oil shows, the same objective Triassic and Ordovician reservoirs as seen in the first two wells 10 kilometer (km) to the south.

     The first two wells drilled on the project were 15 km apart from each other and both encountered good quality productive Triassic and Ordovician reservoirs. Both wells tested light sweet oil of 40 degrees API. These and other geological and seismic data are consistent with a continuous oil column of at least 60 meters (200 feet) in height extending between the two wells. In addition, there was a significant increase in the thickness of the Triassic TAGI sandstones to approximately 24 meters (79 feet) in the SEM-1 well from an average of 14 meters (46 feet) in the first two wells. BP Amoco has continued with the mapping of the Semhari field area incorporating the results of the recently drilled SEM-1 well in order to plan further exploration/appraisal activities.

     We have an indirect 2.5% interest through Santa Catalina (Algeria) Ltd. which holds a 25% interest in the Hassi Bir Rekaiz Concession. ARCO Ghadames Inc. (BP Amoco) is the operator holding a 50% interest. Turkish Petroleum holds the remaining 25%.

LIQUIDITY AND CAPITAL RESOURCES

     We had $503,018 cash on hand at March 31, 2001 and $195,001 in receivables. These amounts are deemed sufficient by us for continued operations at the current level in the following three months, assuming that oil revenues from the Hana field in Egypt continue, which cannot be assured.

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

          (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                  None

          (b) Reports on Form 8-K filed during the three months ended March 31, 2001 (incorporated by reference):

                  None

                                  DRUCKER, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DRUCKER, INC.

Dated: May 18, 2001
                                             /s/Ernest Cheung
                                             ---------------------------------
                                             Ernest Cheung, Secretary