Form 10QSB
period 2001-06-30
DRUCKER INC
filed 2001-08-14
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001042053

For Quarter Ended                                       Commission File Number
June 30, 2001                                                  0-29670


                                  DRUCKER, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                       N/A
------------                                                  ------
(State of incorporation)                                 (I.R.S. Employer
                                                         Identification No.)

            #1- 1035 Richards Street, Vancouver, B.C. Canada V6B 3E4
  -----------------------------------------------------------------------------
             (Address of principal executive offices) (Postal Code)

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

                           Yes  X           No
                              ------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         32,476,250 as of June 30, 2001



                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                  DRUCKER, INC.
                       (formerly Drucker Industries, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000
                            (Stated in U.S. dollars)
                                   (Unaudited)
                                    ---------


                                                     ASSETS                       June 30           December 31,
                                                     ------
                                                                                   2001                 2000
                                                                                   ----                 ----

Current
   Cash and cash equivalents                                                 $        269,914     $        458,119
   Accounts receivable                                                                176,799              352,710
   Prepaid expenses                                                                     1,054                1,557
                                                                             ----------------     ----------------
                                                                                      447,767              812,386
Oil and gas projects                                                                1,958,806            3,170,751
Advance on oil and gas projects                                                       300,000                    -
Capital assets, net                                                                     2,162                2,775
                                                                             ----------------     ----------------
                                                                             $      2,708,735     $      3,985,912
                                                                             ================     ================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current
   Accounts payable and accrued expenses                                     $        197,258     $        235,422
                                                                             ----------------     ----------------
Stockholders' Equity - Note 2
   Common stock $.001 par value, authorized 50,000,000 shares:
     32,476,250 shares issued and outstanding                                          32,115               32,115
   Additional paid-in capital                                                       6,843,803            6,843,803
   Deficit                                                                      (   4,364,441)       (   3,125,428)
                                                                             ----------------     ----------------
                                                                                    2,511,477            3,750,490
                                                                             ----------------     ----------------
                                                                             $      2,708,735     $      3,985,912
                                                                             ================     ================


                             SEE ACCOMPANYING NOTES


                             SEE ACCOMPANYING NOTES
                                  DRUCKER, INC.
                       (formerly Drucker Industries, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the six months ended June 30, 2001 and 2000
                            (Stated in U.S. dollars)
                                   (Unaudited)
                                    ---------


                                                         Three months ended June 30,         Six months ended June 30,
                                                            2001              2000             2001              2000
                                                            ----              ----             ----              ----

Revenue
   Oil and natural gas                                $       540,963   $       758,949  $     1,196,794   $     1,289,086
   Royalties                                             (    265,072)     (    324,441)    (    586,429)     (    554,806)
                                                      ----------------  ---------------- ----------------  ----------------
                                                              275,891           434,508          610,365           734,280
   Interest income                                              3,317            27,622            7,954            43,808
                                                      ----------------  ---------------- ----------------  ----------------
                                                              279,208           462,130          618,319           778,088
                                                      ----------------  ---------------- ----------------  ----------------
Expenses
   Production - Schedule 1                                    234,422           193,708          428,879           311,825
   Depletion                                                   38,531            12,909           88,251            18,665
   General and administrative expenses
    - Schedule 2                                               60,320            44,908          128,572            88,410
   Exploration expenses - Schedule 3                            1,929            42,802           15,095            43,012
   Write-off of oil and gas property                        1,196,535                 -        1,196,535                 -
                                                      ----------------  ---------------- ----------------  ----------------
                                                            1,531,737           294,327        1,857,332           461,912
                                                      ----------------  ---------------- ----------------  ----------------
Net income (loss)                                     $  (  1,252,529)  $       167,803  $  (  1,239,013)  $       316,176
                                                      ================  ================ ================  ================
Net income (loss) per share                           $  (      0.04)   $         0.01   $  (      0.04)   $         0.01
                                                      ================  ================ ================  ================
Weighted average shares outstanding                        32,476,250        32,476,250       32,476,250        32,476,250
                                                      ================  ================ ================  ================



                             SEE ACCOMPANYING NOTES
                                      F-2



                                          DRUCKER, INC.
                               (formerly Drucker Industries, Inc.)
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                 EQUITY (DEFICIENCY) for the six
                               months ended June 30, 2001 and 2000
                  and February 4, 1971 (Date of Incorporation) to June 30, 2001
                                    (Stated in U.S. dollars)
                                           (Unaudited)
                                            ---------

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                        Additional        During the
                                                               Common Stock               Paid-in        Exploration
                                                               ------------
                                                         Shares          Amount         Capital           Stage             Total
                                                         ------          ------         -------           -----             -----

Balance, December 31, 1998                               32,476,250   $      32,115  $   6,306,803   $  (2,352,887) $     3,986,031
Net loss for the six months ended June 30, 1999                   -               -              -      (  336,348)    (    336,348)
                                                         ----------   -------------  -------------   -------------- ----------------
Balance, June 30, 1999                                   32,476,250          32,115      6,306,803      (2,689,235)       3,649,683
Balance Forward, June 30, 1999                           32,476,250          32,115      6,306,803      (2,689,235)       3,649,683

Net loss for the six months ended December 31, 1999               -               -              -      (  773,836)    (    773,836)
Adjustment to previously reported amounts:
  Non-cash compensation charge                                    -               -        537,000               -          537,000
                                                         ----------   -------------  -------------   -------------- ----------------
Balance, December 31, 1999 as restated                   32,476,250          32,115      6,843,803      (3,463,071)       3,412,847
Net income for the six months ended June 30, 2000                 -               -              -         316,176          316,176
                                                         ----------   -------------  -------------   -------------- ----------------
Balance, June 30, 2000                                   32,476,250          32,115      6,843,803      (3,146,895)       3,729,023
Net income for the six months ended December 31, 2000             -               -              -          21,467           21,467
                                                         ----------   -------------  -------------   -------------- ----------------
Balance, December 31, 2000                               32,476,250          32,115      6,843,803      (3,125,428)       3,750,490
Net loss for the six months ended June 30, 2001                   -               -              -     ( 1,239,013)   (   1,239,013)
                                                         ----------   -------------  -------------   -------------- ----------------
Balance, June 30, 2001                                   32,476,250   $      32,115  $   6,843,803   $  (4,364,441) $     2,511,477
                                                         ==========   =============  =============   ============== ================




                             SEE ACCOMPANYING NOTES
                                      F-3




                                          DRUCKER, INC.
                               (formerly Drucker Industries, Inc.)
                              CONSOLIDATED STATEMENTS OF CASH FLOW
                         for the six months ended June 30, 2001 and 2000
                                    (Stated in U.S. dollars)
                                           (Unaudited)
                                            ---------


                                                                                   Six months ended June 30,
                                                                                   2001                 2000
                                                                                   ----                 ----
Cash flow from operating activities:
   Net income (loss)                                                        $  ( 1,239,013)   $       316,176
   Add items not affecting cash:
     Amortization                                                                      613                204
     Depletion                                                                      88,251             18,665
     Write-off of oil and gas property                                           1,196,535                  -

                                                                                    46,386            335,045
   Net changes in non-cash working capital items related to operations:
     Accounts receivable                                                           175,911       (    274,210)
     Prepaid expenses                                                                  503              1,089
     Accounts payable and accrued expenses                                     (    38,164)           280,356
     Advance recoverable                                                                 -       (      3,343)

Cash flow provided by operating activities                                         184,636            338,937

Cash flows used in investing activities
   Oil and gas projects costs                                                  (    72,841)      (    837,512)
   Advance on oil and gas projects                                             (   300,000)                 -
   Capital assets                                                                        -       (      3,680)

Cash flow used in investing activities                                         (   372,841)      (    841,192)

Net decrease in cash                                                           (   188,205)      (    502,255)
Cash and cash equivalents, beginning of period                                     458,119          1,867,417

Cash and cash equivalents, end of period                                    $      269,914    $     1,365,162

Cash and cash equivalents consists of:
   Cash                                                                     $      170,197    $        46,616
   Term deposits                                                                    99,717          1,318,546

                                                                            $      269,914    $     1,365,162



                             SEE ACCOMPANYING NOTES
                                      F-4



                                          DRUCKER, INC.                                 Schedule 1
                               (formerly Drucker Industries, Inc.)
                          CONSOLIDATED SCHEDULE OF PRODUCTION EXPENSES
                         for the six months ended June 30, 2001 and 2000
                                    (Stated in U.S. dollars)
                                           (Unaudited)
                                            ---------


                                     Three months ended June 30,         Six months ended June 30,
                                       2001              2000             2001              2000
                                       ----              ----             ----              ----

Administration                    $       55,813   $       40,442    $       86,264   $       57,817
General operating expenses                22,996           66,153            22,996          108,224
Handling and trucking                    155,613           87,113           319,619          145,784
                                  --------------   --------------    --------------   --------------
                                  $      234,422   $      193,708    $      428,879   $      311,825
                                  ==============   ==============    ==============   ==============




                             SEE ACCOMPANYING NOTES
                                      F-5




                                          DRUCKER, INC.                         Schedule 2
                               (formerly Drucker Industries, Inc.)
                              CONSOLIDATED SCHEDULE OF GENERAL AND
                               ADMINISTRATIVE EXPENSES for the six
                               months ended June 30, 2001 and 2000
                                    (Stated in U.S. dollars)
                                           (Unaudited)
                                            ---------


                                        Three months ended June 30,         Six months ended June 30,
                                          2001              2000              2001             2000
                                          ----              ----              ----             ----

Accounting and audit fees             $       10,085   $        5,249    $       28,702    $       17,677
Amortization                                     306              204               613               204
Consulting                                    34,443           10,797            68,930            21,838
Foreign exchange loss                            668              527               668               788
Interest and bank charges                        369             (756)              893               642
Investor relations                             1,020           16,812             4,087            21,828
Legal                                          4,038              912             5,558             2,685
Office and general                             5,015            7,347            11,185            15,235
Rent                                           3,341            2,279             6,524             5,551
Transfer agent fee                               455            1,080               832             1,505
Travel                                           580              457               580               457
                                     ---------------   --------------   ---------------    --------------
                                     $        60,320   $       44,908   $       128,572    $       88,410
                                     ===============   ==============   ===============    ==============



                             SEE ACCOMPANYING NOTES
                                      F-6



                                          DRUCKER, INC.                         Schedule 3
                               (formerly Drucker Industries, Inc.)
                          CONSOLIDATED SCHEDULE OF EXPLORATION EXPENSES
                         for the six months ended June 30, 2001 and 2000
                                    (Stated in U.S. dollars)
                                           (Unaudited)
                                            ---------


                                    Three months ended June 30,         Six months ended June 30,
                                      2001              2000             2001              2000
                                      ----              ----             ----              ----

Administration                   $            -   $            -    $          341   $            -
Geological/Geophysical                        -           42,802             9,555           43,012
Seismic expenditures                      1,929                -             5,199                -
                                 --------------   --------------    --------------   --------------
                                 $        1,929   $       42,802    $       15,095   $       43,012
                                 ==============   ==============    ==============   ==============




                             SEE ACCOMPANYING NOTES
                                      F-7

                                  DRUCKER, INC.
                       (formerly Drucker Industries, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                            (Stated in U.S. dollars)
                                   (Unaudited)
                                    ---------


Note 1        Interim Reporting
              -----------------

While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2000 annual financial statements.

Note 2        Common Stock
              ------------

Commitment

Share Purchase Warrants

At June 30, 2001, 5,542,065 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the company at $0.40 per unit until the earlier of March 31, 2003 and the 90th day after the date on which the weighted average trading price of the company's shares exceed $0.60 per share for 10 consecutive trading days. Each unit consists of one common share of the company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants.

Share Purchase Options

At June 30, 2001, 2,950,000 share purchase options are outstanding. Each option entitles the holder thereof the right to acquire one common share of the company at $0.40 per share. These options expire on June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIOD IN 2001.

     We (referred in this report as Drucker, Inc. and/or its subsidiaries) have presented our quarterly consolidated financial statements and you should read them in conjunction with our consolidated financial statements and related notes in our 10KSB annual report for 2000. For the quarter in 2001, gross oil revenue amounted to $540,963 compared to $758,949 from production in the same six months in 2000. This revenue was generated from oil produced from the West Gharib project in Egypt where we have a 20% working interest. Production expenses were $234,422 from net production depletion was $38,531, general and administrative costs were $60,320, exploration expenses were $1,929, and write-down of Algerian investments were $1,196,535, for total expenses of $1,531,737 in the quarter in 2001. The net loss from the period in 2001 was ($1,252,529) compared with a net income of $167,803 for the same period last year.

     In the quarter in 2000, the production expenses were $193,708, depletion was $12,909, general and administrative was $44,908, and exploration expenses were $42,802, for total expenses of $294,327. Net loss in the quarter in 2001 was ($1,252,529) compared to $167,803 net income in the quarter in 2000.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIOD IN 2000.

     For the first six months in 2001, gross oil revenue amounted to $1,196,794 compared to $1,289,086 from production in the same six months in 2000. This revenue was generated from oil produced from the West Gharib project in Egypt where we have a 20% working interest. Production expenses were $428,879 from net production of 65,903 barrels or $6.50 per barrel, depletion was $88,251, general and administrative costs were $128,572, exploration expenses were $15,095, and write-down of Algerian investments were $1,196,535, for total expenses of $1,857,332 in the first six months in 2001. For this six month period the production expenses were $6.50 per barrel as compared to $4.16 per barrel for the whole of 2000 due mainly to the increase in water cut. The 3D seismic acquisition and processing program for West Gharib is mostly completed and is reflected by the decrease in exploration expenses for the six month period. The net loss from the period in 2001 was $1,239,013 compared with a net income of $316,176 for the same period last year.

     Production from the Hana field has declined to about 1,700 barrels per day (b/d) from 2,000 b/d due mainly to increase in water cut. The Operator is blocking the extra perforations where water is being produced and increasing the downhole pumping efficiency, so production can be boosted to above 2,000 b/d.

     The West Gharib joint venture participants in Egypt have planned a two well drilling program in the Hana field area. The program is expected to commence in the near future and is designed to appraise the extent of the Kareem and Rudeis reservoirs to the west and south of the current field outline. If successful, the wells could significantly increase the scope of the field development. In addition to Hana field, the interpretation of the 470 square kilometers (sq km) of 3D seismic on the onshore 2,530 sq km West Gharib Block, Gulf of Suez, Egypt has been completed. From these data several drilling prospects are being mapped, analyzed and correlated with other structures and pools in the area. These locations are being prioritized with respect to potential, risk and drilling cost for the next phase of the exploration program.

     In Algeria, in view of the disappointing results of the SEM-1 well on the Hassi Bir Rekaiz oil exploration project and the significant cost overruns accrued to date by the operators, we and our partners have elected to terminate involvement in the project. As a result, we and our partners have forfeited our respective interests in the project and no further payments will be made in connection with Hassi Bir Rekaiz.

LIQUIDITY AND CAPITAL RESOURCES

     We had $269,914 cash on hand at June 30, 2001 and $176,799 in receivables. These amounts are deemed sufficient by us for continued operations at the current level in the following three months, assuming that oil revenues from the Hana field in Egypt continue, which cannot be assured.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
----------  -----------------

            None

ITEM 2.     CHANGES IN SECURITIES
----------  ---------------------

            None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES
----------  ------------------------------

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------  ---------------------------------------------------

            None

ITEM 5.     OTHER INFORMATION
----------- -------------------------------

            None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
----------  -------------------------------------------------------

            (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                  None

            (b) Reports on Form 8-K filed during the three months ended June 30, 2001 (incorporated by reference):

                  8-K 06/26/01

                                  DRUCKER, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DRUCKER, INC.


                                            /s/ Ernest Cheung
Date:  August 13, 2001                      ---------------------------------
                                            Ernest Cheung, Secretary