Form 10QSB
period 2001-09-30
DRUCKER INC
filed 2001-11-13
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001042053

For Quarter Ended                                     Commission File Number
September 30, 2001                                           0-29670


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

                       32,476,250 as of September 30, 2001

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                                  DRUCKER, INC.
                                       (formerly Drucker Industries, Inc.)
                                           CONSOLIDATED BALANCE SHEETS
                                    September 30, 2001 and December 31, 2000
                                            (Stated in U.S. dollars)
                                                   (Unaudited)


                                                     ASSETS                    September 30         December 31,
                                                     ------
                                                                                   2001                 2000
                                                                                   ----                 ----
Current
   Cash and cash equivalents                                                 $        298,750     $        458,119
   Restricted cash                                                                    325,000                    -
   Accounts receivable                                                                220,666              352,710
   Prepaid expenses                                                                     1,020                1,557
                                                                             -----------------    -----------------
                                                                                      845,436              812,386
Oil and gas projects                                                                1,999,028            3,170,751
Capital assets, net                                                                     1,855                2,775
                                                                             -----------------    -----------------
                                                                             $      2,846,319     $      3,985,912
                                                                             =================    =================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current
   Accounts payable and accrued expenses                                     $        371,320     $        235,422
                                                                             -----------------    -----------------
Stockholders' Equity - Note 2
   Common stock $.001 par value, authorized 50,000,000 shares:
     32,476,250 shares issued and outstanding                                          32,115               32,115
   Additional paid-in capital                                                       6,843,803            6,843,803
   Deficit                                                                      (   4,400,919)       (   3,125,428)
                                                                             -----------------    -----------------
                                                                                    2,474,999            3,750,490
                                                                             -----------------    -----------------
                                                                             $      2,846,319     $      3,985,912
                                                                             =================    =================


                             SEE ACCOMPANYING NOTES
                                      F-1


                                  DRUCKER, INC.
                       (formerly Drucker Industries, Inc.)
                           CONSOLIDATED STATEMENTS OF
                 OPERATIONS for the three and nine month periods
                        ended September 30, 2001 and 2000
                            (Stated in U.S. dollars)
                                   (Unaudited)


                                                     Three months ended                  Nine months ended
                                                        September 30,                      September 30,
                                                   2001              2000              2001             2000
                                                   ----              ----              ----             ----

Revenue
   Oil and natural gas                       $       432,519   $       934,312   $     1,629,313  $     2,223,398
   Royalties                                    (    211,934)     (    407,016)     (    798,363)    (    961,822)
                                             ----------------  ----------------  ---------------- ---------------
                                                     220,585           527,296           830,950        1,261,576
   Interest income                                     1,321            17,194             9,275           61,002
                                             ----------------  ----------------  ---------------- ---------------
                                                     221,906           544,490           840,225        1,322,578
                                             ----------------  ----------------  ---------------- ---------------
Expenses
   Production - Schedule 1                           166,572           294,882           595,451          606,707
   Depletion                                          35,461            14,597           123,712           33,262
   General and administrative expenses
    - Schedule 2                                      54,959            56,889           183,531          145,299
   Exploration expenses - Schedule 3                   1,392           362,279            16,487          405,291
   Write-off of oil and gas property                       -                 -         1,196,535                -
                                             ----------------  ----------------  ---------------- ---------------
                                                     258,384           728,647         2,115,716        1,190,559
                                             ----------------  ----------------  ---------------- ---------------
Net income (loss)                            $  (     36,478)  $  (    184,157)  $  (  1,275,491) $       132,019
                                             ================  ================  ================ ===============
Net income (loss) per share                  $  (      0.00)   $  (      0.01)   $  (      0.04)  $  (      0.00)
                                             ================  ================  ================ ===============
Weighted average shares outstanding               32,476,250        32,476,250        32,476,250       32,476,250
                                             ================  ================  ================ ===============


                             SEE ACCOMPANYING NOTES
                                      F-2




                                          DRUCKER, INC.
                               (formerly Drucker Industries, Inc.)
                              CONSOLIDATED STATEMENTS OF CASH FLOW
                      for the nine months ended September 30, 2001 and 2000
                                    (Stated in U.S. dollars)
                                           (Unaudited)
                                            ---------


                                                                  Nine months ended September 30,
                                                                     2001                 2000
                                                                     ----                 ----
Cash flow from operating activities:
   Net income (loss)                                          $  (    1,275,491)   $         132,019
   Add items not affecting cash:
     Amortization                                                           920                  511
     Depletion                                                          123,712               33,262
     Write-off of oil and gas property                                1,196,535                    -
   Net changes in non-cash working capital items
   related to operations:
     Accounts receivable     - oil                                      132,044       (      253,296)
                             - interest                                       -                8,883
     Prepaid expenses                                                       537                1,089
     Advance receivable                                                       -       (        3,343)
     Accounts payable and accrued expenses                              135,898              218,224
                                                                ----------------        -------------
Cash flow provided by operating activities                              314,155              137,349
                                                                ----------------        -------------
Cash flows used in investing activities
   Oil and gas projects costs                                    (      148,524)      (      757,930)
   Capital assets                                                             -       (        3,680)
   Restricted cash                                               (      325,000)                   -
                                                                ----------------        -------------
Cash flow used in investing activities                           (      473,524)      (      761,610)
                                                                ----------------        -------------
Net decrease in cash                                             (      159,369)      (      624,261)
Cash and cash equivalents, beginning of period                          458,119            1,867,417
                                                                ----------------        -------------
Cash and cash equivalents, end of period                      $         298,750    $       1,243,156
                                                                ================        =============
Cash and cash equivalents consists of:
   Cash                                                       $          37,781    $          55,471
   Term deposits                                                        260,969            1,187,685
                                                                ----------------        -------------
                                                              $         298,750    $       1,243,156
                                                                ================        =============


                             SEE ACCOMPANYING NOTES
                                      F-3



                                          DRUCKER, INC.
                               (formerly Drucker Industries, Inc.)
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                      for the nine months ended September 30, 2001 and 2000
               and February 4, 1971 (Date of Incorporation) to September 30, 2001
                                    (Stated in U.S. dollars)
                                           (Unaudited)


                                                                                              Deficit
                                                                                            Accumulated
                                                                           Additional       During the
                                           Common Stock                      Paid-in        Exploration
                                           ------------
                                              Shares          Amount         Capital           Stage            Total
                                              ------          ------         -------           -----            -----

Balance, September 30, 1999                  32,476,250   $      32,115  $   6,306,803   $  (  3,090,667)  $     3,248,251

Net income for the three months
 ended December 31, 1999                              -               -              -      (    372,404)     (    372,404)
Adjustment to previously reported
 amounts:
   Non-cash compensation charge                       -               -        537,000                 -           537,000
                                           ------------   -------------  -------------   ----------------  ----------------
Balance, December 31, 1999,
 as restated                                 32,476,250          32,115      6,843,803      (  3,463,071)        3,412,847
Net income for the nine months
 ended September 30, 2000                             -               -              -           132,019           132,019
                                           ------------   -------------  -------------   ----------------  ----------------
Balance, September 30, 2000                  32,476,250          32,115      6,843,803      (  3,331,052)        3,544,866
Net income for the three months
 ended December 31, 2000                              -               -              -           205,624           205,624
                                           ------------   -------------  -------------   ----------------  ----------------
Balance, December 31, 2000                   32,476,250          32,115      6,843,803      (  3,125,428)        3,750,490
Net loss for the nine months
 ended September 30, 2001                             -               -              -      (  1,275,491)     (  1,275,491)
                                           ------------   -------------  -------------   ----------------  ----------------
                                             32,476,250   $      32,115  $   6,843,803   $  (  4,400,919)  $     2,474,999
                                           ============   =============  =============   ================  ================



                             SEE ACCOMPANYING NOTES



                                          DRUCKER, INC.                                 Schedule 1
                               (formerly Drucker Industries, Inc.)
                          CONSOLIDATED SCHEDULE OF PRODUCTION EXPENSES
                 for the three and nine months ended September 30, 2001 and 2000
                                    (Stated in U.S. dollars)
                                           (Unaudited)


                                          Three months ended                  Nine months ended
                                             September 30,                      September 30,
                                        2001              2000             2001              2000
                                        ----              ----             ----              ----

Administration                     $       19,687   $       49,958    $      105,951   $      107,775
General operating expenses                  3,845          135,954            26,841          244,178
Handling and trucking                     143,040          108,970           462,659          254,754
                                   --------------   --------------    --------------   --------------
                                   $      166,572   $      294,882    $      595,451   $      606,707
                                   ==============   ==============    ==============   ==============


                             SEE ACCOMPANYING NOTES
                                      F-5



                                          DRUCKER, INC.                                  Schedule 2
                               (formerly Drucker Industries, Inc.)
                  CONSOLIDATED SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
                 for the three and nine months ended September 30, 2001 and 2000
                                    (Stated in U.S. dollars)
                                           (Unaudited)


                                                        Three months ended                  Nine months ended
                                                           September 30,                      September 30,
                                                      2001              2000              2001             2000
                                                      ----              ----              ----             ----

Accounting and audit fees                         $        5,776   $        9,740    $       34,478    $       27,417
Amortization                                                 307              307               920               511
Consulting                                                34,359           11,166           103,289            33,004
Foreign exchange loss                                        702              944             1,370             1,732
Interest and bank charges                                    114              501             1,007             1,143
Investor relations                                           448            9,035             4,535            30,863
Legal                                                      3,347           11,225             8,905            13,910
Office and general                                         7,220            8,570            18,405            23,805
Rent                                                       3,141            3,249             9,665             8,800
Transfer agent fee                                           125              920               957             2,425
Travel                                               (       580)           1,232                 -             1,689
                                                 ----------------  --------------   ---------------    --------------
                                                 $        54,959   $       56,889   $       183,531    $      145,299
                                                 ================  ==============   ===============    ==============


                             SEE ACCOMPANYING NOTES




                                          DRUCKER, INC.                                 Schedule 3
                               (formerly Drucker Industries, Inc.)
                          CONSOLIDATED SCHEDULE OF EXPLORATION EXPENSES
                 for the three and nine months ended September 30, 2001 and 2000
                                    (Stated in U.S. dollars)
                                           (Unaudited)


                                                   Three months ended                  Nine months ended
                                                      September 30,                      September 30,
                                                 2001              2000             2001              2000
                                                 ----              ----             ----              ----
Administration                              $            -   $            -    $          341   $            -
Drilling                                                 -            2,207                 -            3,817
Geological/Geophysical                                   -          360,072             9,555          401,474
Seismic                                              1,392                -             6,591                -
                                            --------------   --------------    --------------   --------------
                                            $        1,392   $      362,279    $       16,487   $      405,291
                                            ==============   ==============    ==============   ==============





                             SEE ACCOMPANYING NOTES
                                      F-7

                                  DRUCKER, INC.
                       (formerly Drucker Industries, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                            (Stated in U.S. dollars)
                                   (Unaudited)
                                    ---------


Note 1        Interim Reporting

              While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2000 annual financial statements.

Note 2        Common Stock

              Commitment

              Share Purchase Warrants

              At September 30, 2001, 5,542,065 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the company at $0.40 per unit until the earlier of March 31, 2003 and the 90th day after the date on which the weighted average trading price of the company's shares exceed $0.60 per share for 10 consecutive trading days. Each unit consists of one common share of the company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants.

              Share Purchase Options

              At September 30, 2001, 2,950,000 share purchase options are outstanding. Each option entitles the holder thereof the right to acquire one common share of the company at $0.40 per share. These options expire on September 30, 2004

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME PERIOD IN 2000.

         We (referred in this report as Drucker, Inc. and/or its subsidiaries) have presented our quarterly consolidated financial statements and you should read them in conjunction with our consolidated financial statements and related notes in our 10KSB annual report for 2000. For the quarter ended September 30, 2001, gross oil revenue amounted to $432,519 compared to $934,312 from production in the same quarter in 2000. This revenue was generated from oil produced from the West Gharib project in Egypt where we have a 20% working interest. Production expenses were $166,572, depletion was $35,461, general and administrative costs were $54,959, and exploration expenses were $1,392, for total expenses of $258,384. For the same quarter in 2000 the production expenses were $294,882, depletion was $14,597, general and administrative costs were $56,889, and exploration expenses were $362,279, for total expenses of $728,647. The net loss from the quarter in 2001 was $36,478 compared with a net loss of $184,157 for the same period last year.


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME PERIOD IN 2000.

         For the first nine months in 2001, gross oil revenue amounted to $1,629,313 compared to $2,223,398 from production in the same nine months in 2000. This revenue was generated from oil produced from the West Gharib project in Egypt where we have a 20% working interest. Production expenses were $595,451 from net production of 89,693 barrels or $6.64 per barrel, depletion was $123,712, general and administrative costs were $183,531, exploration expenses were $16,487, and write-down of Algerian investments were $1,196,535, for total expenses of $2,115,716 in the first nine months in 2001. For this nine month period the production expenses were $6.64 per barrel as compared to $4.16 per barrel for the whole of 2000 due mainly to the increase in water cut. The 3D seismic acquisition and processing program for West Gharib is mostly completed and is reflected by the decrease in exploration expenses for the nine month period. The net loss from the period in 2001 was $1,275,491 compared with a net income of $132,019 for the same period last year.
         In November 2001, the Hana South-1 well will spud and will be the first well of a proposed three-well exploration program on our West Gharib Concession in the Gulf of Suez, Egypt. The Hana South-1 well will be drilled to an approximate depth of 6,000 feet to test the southern perimeter of the Hana field exploring the multi reservoir potential of the Kareem and Upper Rudeis sands. The well is expected to take 3 to 4 weeks to drill.
         The Hana Field is currently producing approximately 1,400 barrels per day of 26 degrees API oil from the Miocene Kareem reservoir.
         In Algeria, we have mentioned in our last quarterly report that in view of the disappointing results of the SEM-1 well on the Hassi Bir Rekaiz oil exploration project and the significant cost overruns accrued to date by the operators, we and our partners have elected to terminate involvement in the project. As a result, we and our partners have forfeited our respective interests in the project and no further payments will be made in connection with Hassi Bir Rekaiz.


LIQUIDITY AND CAPITAL RESOURCES

         We had $298,750 cash on hand at September 30, 2001 and $220,666 in receivables from oil sales. In addition, we have put up $325,000 in restricted cash in Egypt and which will be used to drill the next three wells. These amounts are deemed sufficient by us for continued operations at the current level in the following three months, assuming that oil revenues from the Hana field in Egypt continue, which cannot be assured.

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

            (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                        None

            (b) Reports on Form 8-K filed during the three months ended September 30, 2001 (incorporated by reference):

                  None

                                  DRUCKER, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DRUCKER, INC.


                                            By:
Date:  November 13, 2001                        --------------------------------
                                                 Ernest Cheung, Secretary