Form 10KSB
period 2001-12-31
DRUCKER INC
filed 2002-04-12
CIK 1042053

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

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

             #1-1035 Richards Street, Vancouver, B.C. Canada V6B 3E4
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                      Yes           No   X

Registrant's gross revenues for its most recent fiscal year were $1,909,363 from oil and gas operation and from interest income. Operations expenses totaled $1,154,631 for a net loss of $2,842,850.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $1,299,050 as of December 31, 2001 (at $0.04/share closing price at December 31, 2001).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock: 32,476,250 common shares as of December 31, 2001.

                                TABLE OF CONTENTS

                                     PART I
                                                                           Page

Item 1.   Business............................................................__

Item 2.   Properties .........................................................__

Item 3.   Legal Proceedings...................................................__

Item 4.   Submission of Matters to a Vote of
          Security Holders...................................................__

                                     PART II

Item 5.   Market for Registrant's Common Stock and
          Security Holder Matters ...........................................__

Item 6.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations ........................................................__

Item 7.   Financial Statements and Supplementary Data.........................__

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.............................__

                                    PART III

Item 9.   Directors and Executive Officers of the
          Registrant ........................................................__

Item 10.  Executive Compensation..............................................__

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management..............................................__

Item 12.  Certain Relationships and Related
          Transactions.......................................................__

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedule
          and Reports on Form 8-K............................................__

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

         No activities were conducted in 1995 or 1996. In 1997, we discontinued with our `N-Viro' business and adopted a business plan to engage in oil and gas exploration. We then formed a new management.

                              THE COMPANY BUSINESS

         General Operations

         We have had limited operations within the last five years, and such operations have been restricted to investigation of opportunities, evaluation and negotiations of the joint venture agreements described below, and joint venture participations in oil exploration projects in the following geographical areas: China in 1997, Egypt in 1999 and Algeria in 2000.

         Current Business

         We were inactive from 1994 until late 1996. Our primary business focus is the acquisition, exploration and development of mineral properties and oil and natural gas properties. In early 1997, we negotiated joint venture farm-in agreements with two Vancouver based oil companies with whom the companies' officers and directors are affiliates for a 50% interest in certain oil projects in the People's Republic of China. The projects were unsuccessful and were abandoned in 1998, although we retain an investment in China in the Shaanxi exploration project which is not under active exploration. We had a participation in the Gulf of Suez joint venture in Egypt, West Gharib which in 1999 made one oil discovery, drilled one dry hole, and drilled a third well which was completed successfully as an appraisal well in the last quarter of 1999. By an agreement dated February 4, 2002, we agreed to dispose of our wholly owned subsidiary Drucker Petroleum, Inc. for US$250,000 (payable in cash) and 1,000,000 common shares of Tanganyika Oil Ltd., a public company. In October 1999, the Company entered into an agreement for an interest in the North Ghadames joint venture in Algeria. The discovery well was drilled in 1996 and the overall three well program has been designed to prove the mega structure concept. The second well was drilled successfully in August 2000 and the third well was abandoned in February 2001.

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

                DRUCKER, INC., a Delaware corporation

         Subsidiaries

                DRUCKER PETROLEUM, INC., a British Virgin Islands corporation

                DRUCKER PETROLEUM, (Algeria) INC., a British Virgin Islands corporation


(c)      Oil and Gas Activities.

         Our strategy with respect to our oil exploration related activities is to identify geological areas in which we may invest for producing oil and gas prospects, or for development joint ventures and where we may lease prospects for oil and gas exploration. Our oil and gas exploration, development and production activities have been limited due to lack of capital and lack of focus in such area prior to 1997. In 1997 we received stock sale proceeds to finance our oil & gas joint ventures. In 1998, we drilled a dry hole in China and started to diversify our oil and gas interests outside of China. We acquired an exploration interest in Egypt by signing a farm-in agreement in June 1998 and then we ceased further exploration attempts in China so as to focus our efforts in Egypt. All in all, we did not complete any successful oil or gas wells in 1998.

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

         4. In addition, DPI provided a bank guarantee of $2,000,000 within seven days of the execution of the agreement, being 40% of a letter of guarantee, which we have provided.

         We have the right but not the obligation to participate in additional wells in the West Gharib, Egypt concession. We have paid and performed upon all our obligations under the Farm In Agreement.

         Richco Investors, Inc., a publicly listed company had initially the West Gharib project and as a result of negotiations between Richco and Drucker a 7% net profit interest (NPI) after profit and all expenses was agreed. Richco is related to Drucker by virtue of common directors.

         At December 31, 2001 the exploration and development expenditures for West Gharib, Egypt amount to $2,778,302 and represent the balance of costs to be recovered. $1,918,705 are recorded on the balance sheet as deferred exploration costs. $26,883 have been expensed as exploration costs in 2001, with $413,176 expensed in 2000 and $419,538 expensed in 1999. There is no cost recovery to record, as this is only a notational item for determining the 7% NPI. Once Drucker's revenue exceeds its exploration and development expenditure for West Gharib the 7% NPI commences payable to Richco.

     Drucker Petroleum, Inc., our wholly owned subsidiary, holds the 20% interest. Tanganyika Oil Company, Ltd., through its wholly owned subsidiary, Dublin International Petroleum (Egypt) Limited, is the operator of the West Gharib block holding a 50% interest and Centurion Red Sea Corporation (a wholly owned subsidiary of Centurion Energy International Inc.) of Calgary, Alberta, holds the remaining 30% interest.

Concession Agreement

         In 1998, Tanganyika Oil Company, Ltd. acquired the interest in the West Gharib Block pursuant to a Concession Agreement for Petroleum Exploration and Exploitation (the "West Gharib Concession Agreement") among the Arab Republic of Egypt through Egyptian General Petroleum Company (EGPC), a state petroleum company of Egypt. The initial term of the agreement was three years, ending on June 1, 2001. The term has been extended by Drucker and partners for a further three years, ending in June, 2004, and may be extended for a further two years, provided Drucker and partners fulfill their obligations under the agreement up to the time of extension.

Minimum Work Obligations and Relinquishment of Concession Area

         Under the West Gharib Concession Agreement, Drucker and its partners must pay all of the costs and expenses of the exploration and development activities undertaken on the concession. During the initial three-year term of the concession ending in June 2001, Drucker and its partners were required to incur a minimum of US$5 million in exploration expenditures.

Specific work obligations included drilling of three wells, acquiring at least 50 square kilometers (sq km) of three-dimensional (3D) seismic data and 300 line kilometers (km) of two-dimensional (2D) seismic data, and reprocessing existing seismic data. We and our partners met these requirements and extended the term of the West Gharib Concession Agreement for three years to June, 2004.

         We and our partners are required to incur a minimum of US$1.625 million in expenditures during the current term of the agreement. To secure the performance of this expenditure obligation, we and our partners deposited US$1.625 million (our share being US$325,000) with EGPC-pursuant to a letter of guarantee. This expenditure obligation may be satisfied with expenditures incurred during, and carried forward from, the initial term of the agreement. Specific work obligations during the current term of the agreement include the drilling of three exploration wells. Similar minimum expenditure requirements and work obligations would apply if the agreement is extended for a further and final term of two years.

         Following a commercial oil or gas discovery, the area of the concession capable of production will be identified and that area will be governed by a development lease between the Contractor Group (we and our partners) and EGPC. When the initial three-year term of the concession was extended for a further three years, 25% of the original concession area not governed by development leases was subject to relinquishment to the Republic of Egypt. To date we and our partners have not been required to relinquish any of the concession area. If the term of the concession is extended for a further two years at the end of the three-year extension, a further 25% of the original concession area not then governed by development leases or subject to ongoing drilling or testing would be subject to relinquishment. At the end of the two-year extension, the balance of the original concession area not then governed by a development lease or subject to ongoing drilling or testing would be relinquished.

Production Sharing and Bonuses

         Production from wells drilled on the concession is divided among us, our partners and EGPC. Up to 30% of the crude oil and natural gas production from wells drilled on the concession ("Cost Recovery Petroleum") is available to Drucker and its partners to recover exploration, development and operating expenses. To the extent these expenses exceed the proceeds from the sale of Cost Recovery Petroleum in any given quarter, the excess expenses may be carried forward into subsequent quarters. To the extent the expenses fall short of the proceeds from the sale of Cost Recovery Petroleum in any given quarter, 70% of the excess proceeds is payable to EGPC and 30% of the excess proceeds is payable to us and our partners. The remaining 70% of the crude oil and natural gas production from wells drilled on the concession ("Profit Petroleum") is divided among us, our partners and EGPC, with the percentage received by us and our partners declining from 30% to 15% in the case of crude oil, and 35% to 15% in the case of natural gas, as gross average daily production over each quarter increases from under 5,000 barrels per day (b/d) to over 100,000 b/d in the case of crude oil, and from under 5,000 barrels of oil equivalent per day (Boe/d) to over 25,000 Boe/d in the case of natural gas.

         Under the West Gharib Concession Agreement, a signing bonus in the amount of US$750,000 was paid to EGPC. Additional bonuses in the amounts of US$2 million, US$3 million and US$5 million are payable to EGPC if and when average daily production from the concession measured over a period of 30 consecutive producing days reaches 25,000, 50,000 and 100,000 b/d, respectively.

Exploration and Development

         To date, we and our partners have acquired 468.2 sq km of 3D seismic data, 248 line km of 2D seismic data and reprocessed some of the existing 2D seismic data. During 1999, two exploration wells and one appraisal well were drilled on the concession, resulting in the discovery and subsequent commercial declaration of the Hana Field and in one dry hole (Farha 1). We and our partners have met the initial-term minimum expenditure and work obligations under the West Gharib Concession Agreement and extended the term of the concession for a further three years ending in June, 2004.

On June 23, 1999, we and our partners spudded the Hana-1 exploration well. The well was drilled on the basis of 3D seismic data and encountered over 60 feet of net pay in the Miocene aged Kareem formation and oil production tested at a stabilized rate of 568 barrels of oil per day (b/d). The Hana-2 appraisal well was drilled in September 1999 and encountered the top of the Kareem sand, 47 feet updip from the discovery well. The well was perforated across the entire 76 feet of net pay interval and production tested at a stabilized rate of 2,180 b/d with zero water cut. The test rate was limited to the capacity of the bottom hole pump. The higher structural position and thicker contiguous pay interval in the Hana-2 well enhanced the interpretive scope and size of the reservoir. The Hana 2 appraisal well began production at 750 b/d in late December 1999. After about one month of production, the combined output of Hana-1 and 2 reached 2,000 b/d.

         During the first six months of 2000, an additional four wells were drilled on the Hana Field and placed into production. On October 21, 2000, a two-well drilling program was commenced as part of the ongoing Hana Field development program. The Hana-7 well, drilled as a development well, encountered 62 feet of net sand pay in the Kareem formation and oil production from the well tested at a stabilized rate of 1,500 b/d. The second of the wells, Hana-8, encountered 40 feet of net sand pay in the Kareem reservoir and 22 feet of net pay at a lower depth in the Rudeis formation. Since the first quarter of 2001, production at the Hana Field has declined due to natural depletion and increased water cut. Currently, the Hana Field is producing approximately 1,200 b/d from six wells. We and our partners intend to drill additional infill producing wells and water injection wells over the next several months with a view toward boosting sustainable oil production. In January 2002, we and our partners completed the first of a new three well exploration program currently underway on the Concession. The first well, Hana-9, was successfully drilled and posted initial production rates of approximately 800 barrels of oil per day from the Kareem reservoir. The second well, Hana South-1 was spudded on February 11, 2002 and reached target depth at 5500 feet. The Hana South-1 well targeted the Kareem and Rudeis formations and is now being tested. The Hana South-1 well is sited in a structure adjacent to the Hana Field and may prove to be an extension of it. The next well to be drilled after Hana South-1 will be a deep Nubia test at the Farag structure located 12 km northwest of the Hana Field.

Infrastructure

         There are existing facilities for gathering, treating, storing and transporting crude oil that service the producing fields within the outer boundaries of and adjacent to the West Gharib Block. In addition, a refinery and tanker terminal exist at Suez. Oil and gas pipelines run the length of the concession with storage and loading facilities located adjacent to the concession at Ras Gharib. During the last three months of 2001, permanent production facilities including down hole pumps, triplex pumps, a storage tank and a separator were purchased to operate the Hana Field wells. These wells had been placed into production using rented facilities, with production transported from the field by trucks. Construction of a proposed pipeline has been postponed until additional discoveries have been achieved.

         Algerian Concession

     We entered into an agreement to acquire 10% of the issued capital stock of Santa Catalina (Algeria) Ltd. ("SLM Algeria"), a company which, through its wholly owned subsidiary, Santa Catalina L. H. Lundin (Algeria) Ltd. ("SLM Lundin"), entered into an agreement to acquire a 25% participating interest in an oil and gas concession in Algeria.

         During the current year, management decided to abandon the project due to unsuccessful results and accordingly, related costs of $1,196,535 were written-off to operations.

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

         We do not own any drilling rigs, nor do we employ drilling or operating crews. We will not be the actual contract driller of wells. If and when we decide to drill to explore a prospect, we will contract with third-party non-affiliated drilling companies to drill oil and gas wells on a fixed-cost (turnkey) basis. Once a well has reached its desired depth, our company, in consultations with experts, will then determine whether to complete such wells and/or to plug and abandon the well. All well completion activities are conducted under supervision of us and our consultants, by third party service contractors. When we are merely a participant in a venture on a minority basis, all decisions regarding drillers, operations, and consultants will be made by third party management of the venture and not by our company.

Exploration Results

                              2001     2000       1999        Prior Years
                              ----     ----       ----        -----------
         Gas Well                0         0       0              0
         Dry Well                0         0       1              1
         Oil Well                2         6       2              0


                                  Wells Drilled
                                -----------------

                         Development                Exploratory
                        -----------------------  ----------------------

                            Productive     Dry       Productive        Dry
                           ------------    --------  -----------      -----

   2001       Egypt            1            -                -          -
              Algeria          -            -                -          1
                           ----------   ---------  --------------   ----------
              Total            1            -                -          1
                           ==========   =========  ==============   ==========
   2000       Egypt            5            -                -          -
              Algeria          -            -                1          -
                           ----------   ---------  --------------   ----------
              Total            5            -                1          -
                           ==========   =========  ==============   ==========

   1999       Egypt            1            -                1          1
              Algeria          -            -                -          -
              China            -            -                -          -
                           ----------   ---------  --------------   ----------
               Total           1            -                1          1
                           ==========   =========  ==============   ==========

   Prior years   Egypt         -            -                -          -
                 China         -            -                -          1
                           ----------   ---------  --------------   ----------
                 Total         -            -                -          1
                           ==========   =========  ==============   ==========

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

Financing of Oil and Gas Activities

         Our future oil and gas financing activities will be conducted primarily pursuant to ventures with other Independent companies and through Joint Ventures in which we may act as co-venturer ("Company-Joint Ventures") or act as a working interest participant. We may contact some independent companies who indicate an interest in financing the project. We are a participant in the West Gharib, Gulf of Suez, Egypt exploration venture and in 1997, we participated in exploration participation in China in which we paid 100% of costs for a 50% interest in the concession and any production found. The 1997 results were one dry hole in the China venture.

         The following table sets forth, for the years indicated, the funds invested by us pursuant to contracts under Participation Agreements and Joint Ventures.


     Results in dollars                        Year Ended December 31,

                                  1997         1998           1999         2000            2001
Participation Payments         1,275,217    1,262,106      977,000      1,680,663       1,548,535
Under Agreements
Deferred Exploration                                       629,290      1,628,454       1,918,705
                              ----------   ------------  -----------   -----------     -----------
                  Total        1,275,217    1,262,106    1,606,290      3,309,117       3,467,240

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

         In Egypt the operator, Dublin International, needs to obtain drilling permit before Dublin prepares the drill site. Dublin needs to inform Egyptian General Petroleum Company (EGPC) before perforating and testing a new formation. In the case of development drilling, Dublin has to satisfy EGPC that we have kept to the well spacing requirements. Before we can produce from the oilfield, we must show that the production rate/s can sustain commercial exploitation. Same rules apply in Algeria.

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

Products, Services, Markets, Methods of Distribution, and Revenues.

         Oil and natural gas are presently the principal products sought to be produced by us. Oil production commenced in first quarter 2000. At present in Egypt, crude oil is loaded from the storage tanks onto road tanker and transported to a nearby Gharib pipeline about 5 km away.

Working Capital Needs.

         The working capital needs consist primarily of investigation activities and costs of participation in joint ventures. These requirements may be met by private placement of stock or loans or sale of working interests. We may need to develop additional working capital for future operations.

Industry Segments

         Our industry's segment is the oil and gas industry. Our geographic segments are Canada, China, Algeria and Egypt. There were no identifiable assets in China at December 31, 2000 and 1999.


                                                          December 31, 2001
                                 Canada              Egypt             Algeria            Total
Identifiable Assets
Current                   $  710,626        $            -        $            -     $   710,626
                         ---------------    ----------------     ---------------  -----------------
Capital assets, net            1,548                     -                     -           2,775
                         ---------------    ----------------     ---------------  ------------------
Oil and gas projects               -               513,346                     -         513,346
                         ---------------    ----------------     ---------------  ------------------
                          $  712,174        $      513,346       $                   $ 1,225,520
                         ===============    ================     ===============  ==================

                                                          December 31, 2000
                                 Canada              Egypt             Algeria            Total
Identifiable Assets
Current                   $  812,836        $            -       $             -     $   812,386
                         ---------------    ----------------     ---------------  -----------------
Capital assets, net            2,775                     -                     -           2,775
                         ---------------    ----------------     ---------------  ------------------
Oil and gas projects               -             1,842,088             1,328,663       3,170,571
                         ---------------    ----------------     ---------------  ------------------
                          $  815,161        $    1,842,088       $     1,328,633    $  3,985,912
                         ===============    ================     ===============  ==================

                                                 December 31, 1999
                              Canada                Egypt              Algeria            Total
Identifiable Assets
Current                   $1,887,666        $           -        $             -    $  1,887,666
                         ---------------    ----------------     ---------------  -----------------
Oil and gas projects               -              981,290                625,000       1,606,290
                         ---------------    ----------------     ---------------  -----------------
                          $1,877,666        $     981,290        $       625,000    $  3,493,956
                         ===============    ================     ===============  =================

                                 Year ended December 31,
                     2001                  2000                     1999
                     ====                  ====                     ====
Operations

Canada              $(  230,940)         $(160,639)              $(620,511)

China                         -                  -              (   70,135)

Egypt                (1,414,643)           498,282               ( 419,538)

Algeria              (1,197,267)                 -                       -
                     ===========        ==========                =========
                    $(2,824,850)           337,643             $(1,110,184)
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

Number of Persons Employed.

         As of December 31, 2001, we had one full-time consultant, A. Ken Kow, Manager of Petroleum Operations at a salary of $5,000 Canadian per month and a part-time employee the President, Gerald William Runolfson, at no salary based in Vancouver, B.C.

ITEM 2.  PROPERTIES

         (a)  Real Estate.          None

         (b)  Title to properties.         See "Business- Joint Venture"

         (c)  Oil and Gas Drilling Activities.  See "Business- Joint Venture"

         (d)  Oil and Gas Production.

                For the year ended December 31, 2001, our net production, average sale price and average production cost in Egypt are as follows.

Net Crude Oil Production (Bbls)                  110,064
Average Crude Oil Sales Price ($ per Bbl)       $ 17.26
Average Production Cost ($ per Bbl)             $  6.77

         (e)  Oil and Gas Reserves.

            Our estimated oil reserves at December 31, 2000 are presented below and they represent Drucker share before royalties deduction. The estimates of proved reserves and related valuations were determined both by management and by independent petroleum engineers. Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development and other factors.

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

                                 PROVED RESERVES

BBL of OIL                   DEVELOPED         UNDEVELOPED          TOTAL
                             ---------         -----------          -----

    Egypt                      240,061                  -           240,061
    Algeria                        -                    -                 -
                            --------------    --------------       -----------
    Total                      240,061                  -           240,061
                            ==============    ==============       ===========

         (f) Present value of Estimated future Net Reserves From Proved Oil and Gas Reserves in Egypt amounts to $421,994.

         (g) Reserves Reported to Other Agencies. The Hana Field proved oil reserves have been reported by Tanganyika Oil Company Ltd.(CDNX exchange) to Sedar.

         (h)   Natural Gas Gathering/Processing Facilities. None.

         (i)   Present Activities and Subsequent Events:

               By an agreement dated February 4, 2002, we agreed to dispose of our wholly owned subsidiary Drucker Petroleum, Inc. for US$250,000 (payable in cash) and 1,000,000 common shares of Tanganyika Oil Ltd., a public company. The cash payment is due on the signing of a definitive agreement which has been signed by both parties and the issuance of shares shall occur upon the receipt of regulatory approval. We have the option to require the purchaser to buy-back or repurchase US$250,000 worth of the purchaser shares issued to us within six months from the date of issuance at a guaranteed price of CDN$0.50 per share.


ITEM 3.  LEGAL PROCEEDINGS

         None at date of Registration Statement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the shareholders' meeting held on August 13, 2001, the shareholders have approved financial statements ended 2001 and 2000. The accountant firm of Amisano Hanson has been approved as our independent auditor for the ensuing year.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's common stock is now traded on the "Over-the-Counter" market on the National Quotation Bureau or the NASD Electronic Bulletin Board. The following table sets forth high and low bid prices of the Company's common stock for the three (3) years ended December 31, 2001, 2000 and 1999 as follows:

                                              Bid
                                     High               Low
2001
         First Quarter               .23                   .13
         Second Quarter              .19                   .11
         Third Quarter               .14                   .03
         Fourth Quarter              .05                   .03

                                              Bid
                                     High               Low
2000
         First Quarter               .55                   .325
         Second Quarter              .51                   .3
         Third Quarter                .4                    .21
         Fourth Quarter             .355                   .156

                                               Bid
                                     High                Low
1999
         First Quarter               .27                   .17
         Second Quarter              .35                   .175
         Third Quarter               .65                   .135
         Fourth Quarter             .625                   .365

         Such over the counter market quotations reflect interdealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

         (b) As of December 31, 2001 the Registrant had 375 shareholders of record of the common stock.

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


Selected Financial Information

                         Fiscal Year Ended December 31,
                                      2001          2000             1999           1998          1997
                                      ----          ----             ----           ----          ----
Income Statement Data:

      Revenues from oil & gas     $1,899,252      3,167,655             0               0             0

       Cost of
       Revenues                   $  930,663      1,552,151             0               0             0

      Gross Profit                $  968,619      1,615,504             0               0             0

      Exploration Expenses        $   26,883        413,176       489,673         616,263       433,795

      General and
      Administrative
      Expenses                       234,002        229,043       218,441         182,405       247,566

      Production Expenses            745,177        565,680             0               0             0

      Depletion                      148,569        138,366             0               0             0

      Income (loss)
      from
      operations                    (186,012)       269,239    (1,245,114)       (798,668)     (681,361)

      Other income
      (expense)                       10,121         68,404       134,930         157,538       135,266

      Income (loss)
      before income
      taxes                       (2,842,520)       337,643    (1,110,184)       (641,130)     (549,814)

      Provisions for
      income taxes                         0              0             0               0             0

      Net income
      (loss) per
      common share                     (0.09)          0.01         (0.03)          (0.02)        (0.02)

      Average shares
      outstanding                 32,476,250     32,476,250    32,476,250      32,476,250    30,167,056


                                       FY              FY                FY                  FY                FY
                                      2001            2000              1999                1998              1997
                                      ----            ----              ----                ----              ----
Balance Sheet Data:

Current Assets                    710,626           812,386          1,887,666            2,771,380          3,489,288

Total                           1,225,520         3,985,912          3,493,956            4,033,486          4,764,502
Assets

Current                           317,880           235,422             81,109               47,455            137,341
Liabilities

Long-term debt, net
 of current portion                     0                 0                  0                    0                  0

Accumulated Deficit            (5,968,278)       (3,125,428)        (3,463,071)          (2,352,887)        (1,711,757)

Stockholders'
equity   (deficiency)             907,640         3,750,490          3,412,847            3,986,031          4,627,161


RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2000 AND 1999

         For the year ended December 31, 2001, gross oil revenue amounted to $1,899,252 compared to $3,167,655 in 2000. This revenue was generated from oil produced from the West Gharib project in Egypt where we have a 20% working interest. Expenses of production were $ 745,177 for our share of production of 110,064 barrels or $6.77 per barrel, depletion was $148,569, general and administrative costs were $234,002 and exploration expenses were $26,883, for total expenses of $1,154,631 in 2001. In 2000, expenses of production were $565,680, depletion was $138,366, general and administrative costs were $229,043 and exploration expenses were $413,176, for total expenses of $1,346,265 in 2000. The operating loss in 2001 was $186,012 compared to an operating income of $269,239 in 2000. The lower price of crude oil, the depletion of wells and increasing water cut have a negative accumulated effect on the operating income. We had interest income of $10,121 in 2001 and $68,404 in 2000. The net loss was $2,842,850 in 2001 which include write-down of our oil and gas projects in Algeria and Egypt for $2,666,959. For 2000 the net income was $337,643. The loss per share was $0.09 in 2001 compared to a profit of $0.01 in 2000.

     We incurred the following expenses in the past fiscal year compared to the 2000 fiscal year.


                                               December 31,                       December 31,
                                                       2001                               2000
  OPERATING EXPENSES

  Accounting and audit fees                     $52,123                            $44,493

  Amortization                                    1,227                                905

  Consulting                                    137,999                             43,516

  Foreign exchange (gain) loss                    1,447                              1,853

  Interest and bank charges                       1,155                              1,744

  Investor communication costs                    4,040                             34,251

  Legal                                           6,065                             43,956

  Office and operating costs                     27,482                             46,986

  Transfer agent fees                             1,884                              5,857

  Travel                                            580                              5,032

  TOTAL OPERATING COSTS                        $234,002                           $229,043
                                             =============                      ===========


                             EXPLORATION EXPENSES

             West             2001          2000            1999
            Gharib           Total         Total            Total

            $26,883         $26,883      $413,176         $489,673

         As we are disposing our properties in West Gharib in early 2002, our exploration expenses for West Gharib will be significantly less in 2002.

CASH FLOWS

         We received revenues of $1,899,252 and had a net operating loss of $186,012 for the year ending December 31, 2001. In comparison, we received revenues of $ 3,167,655 and net operating income of $269,239 for the year ending December 31, 2000.

CHANGES IN FINANCIAL CONDITION

         At year end 2001 our assets were $1,225,520 compared to $3,985,912 at end of 2000. The decrease was mainly due to write-down of oil and gas properties in Algeria and Egypt.

         The liabilities, all of which are current liabilities, increased from 2000 due to larger amount of accounts payable related to expenses for the oil exploration participation in Egypt and Algeria. At year end 2001, current liabilities were $317,880 compared with $235,422 at year end 2000.

         Stockholders' equity at year end 2001 was $907,640, a large decrease from 2000 stockholder's equity of $3,750,490 resulting from loss on operations.

          Without revenues from oil production and without continued capital infusions or loans, it is doubtful that we can carry out our business goals regarding any oil exploration operations or participations for any extended period beyond 2002.

Results of Operations for Year Ended December 31, 2000 Compared to Same Period in 1999

         We had gross oil revenues of $3,167,655 in 2000 and no oil revenues in 1999. Our interest income was $68,404 in 2000 and $134,930 in 1999.

         We participated in eight oil wells in the West Gharib, Egypt area in 2000 compared with 2 oil wells in1999. We incurred $229,043 in general and administrative expenses in 2000 and $218,441 in 1999. We had a net operating income of $269,239 in 2000 but incurred a loss of operations of ($1,245,114) in 1999.

         We had a net income in 2000 of $337,643 but incurred a net loss in 1999 of ($1,110,184). The net income per share was $0.01 in 2000 and the net loss per share was ($.03) in 1999.

LIQUIDITY

         We expect that our liquidity will increase for the coming year as we are in the process of reorganizing and re-valuating our business operations and future opportunities.

         Short Term.

         As we are disposing our properties in Egypt in early 2002, we will be dependent on cash reserves for our short term needs.

         We had current assets of $710,626 at December 31, 2001 and had current liabilities of $317,880. These amounts are sufficient to us for continued operations at the current level till the end of 2002.

         Long Term.

         On a long-term basis, we have no fixed assets and no long term debt. We did have at year end 2001 $473,574 in cash.

         In early 2000 oil revenues have begun from West Gharib, Egypt and at January 31, 2002 we received oil revenues from six producing wells in Egypt. We are reliant upon success in our oil exploration ventures, at this time, for possibility of future income, none of which are assured.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None


                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) The following table furnishes the information concerning our directors and officers as of December 31, 2001. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.

Name                             Age     Title                            Term

Gerald William Runolfson         60      President and Director          Annual

Ernest Cheung                    51      Secretary and Director          Annual

Patrick Pak Ling Chan            47      Director and Chairman           Annual

Joseph S. Tong                   53      Director                        Annual

Ken A. Kow                       60      Director                        Annual

         The term of office for each director is one (1) year, or until his/her successor is elected at the our annual meeting and qualified. The term of office for each officer is at the pleasure of the board of directors.

         The board of directors have an audit committee with Gerald Runolfson, Ernest Cheung and Joseph Tong as committee members and also have a compensation committee with Gerald Runolfson and Ernest Cheung as committee members. There is no nominating committee and the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.

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


                              MANAGEMENT EXPERIENCE

         Gerald William Runolfson, President and Director, age 60, has been President and Director since 1991. He received a Bachelor of Science in Civil Engineering in 1963 from University of Saskatchewan Canada. He studied Business Administration 1970 - 1971 at University of Alberta, Canada. From 1988 to 2000, he has been President of International Butec Industries Corp., Vancouver, BC, a company involved in mining exploration but switched to high tech (smart card technology) in 2000. He has resigned as an officer and director from Butec effective January 29, 2001. From 1991 to 1994 he was President of N-Viro Recovery, Inc. From 1994 to present he has been President of Elkon Products, Inc. of Vancouver, B.C. Principal business of Elkon Products is the supply of silica fume. Silica fume is a product 100 times finer than cement and is a byproduct of the silicon metal manufacturing business. Elkon has the exclusive Canadian distribution rights for all silica fume produced in Canada. The product is used mainly in oil well cementing operation and is delivered by bulk rail car from Quebec to Alberta and then delivered by tanker truck to the company's customers. Major customers include the oilfield service companies: Halliburton, BJ Services. He has been a Director of Horseshoe Gold Mines since 1991, a mining exploration company currently focusing on diamond exploration in Northern Canada.

     Ernest Cheung, Secretary and Director, age 51, received an MBA in Finance and Marketing from Queen's University, in Kingston, Ontario in 1975, and obtained a Bachelors Degree in Math in 1973 from University of Waterloo, Ontario. From 1984 to 1991 he was vice President and Director, Capital Group Securities, Ltd. in Toronto, Canada. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada. From 1993 to 1994 he was Vice Chairman, Tele Pacific International Communications Corp. of Vancouver, B.C. He has served or served as a director of the following companies:


Name of Issuer                      Symbol  Market   Position          From     To      Business
--------------                      ------  ------   --------          ----     --      --------
Agro International Holdings Inc.    AOH     CDNX     President         Jan-97   Current  Agriculture
China NetTV Holdings Inc.* CTVH     OTCBB            President         May-00   Current  Set-Top Box Technology
Drucker, Inc.*.                     DKIN    OTCBB    Secretary         Apr-97   Current  Oil & Gas
ITI World Investment Group Inc.     IWI.A   CDNX                       Jun-98   Current  Beverage Distribution
NetNation Communications Inc.       NNCI    Nasdaq Small Cap.          Apr-99   Current  Domain Name
                                                                                         Registration
Pacific E-Link Corp.                PLC     CDNX                       Aug98    Current  Advertising
Richco Investors Inc.               YRU.A   CDNX     President         May-95   Current  Financial, Management,
                                                                                         Capital Market Services
Spur Ventures Inc.                  SVU     CDNX                       Mar-97   Current  Fertilizer
The Link Group Inc.*                LNKG    OTCBB    Secretary         Dec-01   Current  Internet Surveillance
Xin Net Corp.*                      XNET    OTCBB    Secretary         Mar-97   Current  China Internet

* Reporting Companies in US

         He has held a Canadian Securities license but is currently inactive. He has been a Director and Secretary of Registrant and secretary since January 1997.

         Patrick Chan, age 47, has been a Director and Chairman since January 1997. He graduated from McGill University in Montreal, Quebec with a Bachelor of Commerce in Accounting in 1977. He is a Chartered Accountant in British Columbia (since 1980). From 1992 to 1993 he was executive assistant to the Chairman, Solid Pacific Enterprises, a company engaged in manufacturing and distribution of confectionery products in Hong Kong and China. From 1985 to 1992 he was employed at Coopers & Lybrand, Toronto, Canada, and focused on mergers and acquisitions. From 1993 to 1995 he was a registered Securities Representative with Bache Securities. From 1955 to present, he has been a consultant to various public and private companies in Hong Kong.

     Joseph S. Tong, age 53, has been a director since January 1997. Mr. Tong matriculated from La Salle College, Kowloon, Hong Kong in 1968. From 1986 to 1990 he was a Branch Manager for Canadian Imperial Bank of Commerce. From 1990 to 1994 he was Regional Manager, Asian Banking, Canadian Imperial Bank of Commerce. From 1994 to 1995 he was President of China Growth Enterprises Corporation. From 1995 to present he has been a Director, Corporate Finance, of Corporate Capital Group in Ontario, Canada. He is currently a director of Agro International Holdings, Inc. of Vancouver, B.C. since January 1997 and Global Pacific Minerals, Inc. of Vancouver, B.C. since January 1997.

         Ken A. Kow, Director, age 60, has been a director since October 2000. He has been a consultant to the Company and as Manager, Petroleum Operations in charge of petroleum exploration since 1997. He received a Bachelor of Science in Chemistry in 1965 and a Ph.D in Chemistry in 1980 from University of London, England. From 1984 to 1986, he was Manager of Core Analysis with Geotechnical Resources, Ltd. in Calgary, Alberta and from 1986 to 1988 he was Technical Manager with C&G Laboratories in Calgary, Alberta. From 1988 to 1997 he was employed with Waha Oil Company as a Petroleum Analyst in Tripoli, Libya, North Africa. He has served as Secretary since 1997 to present and as Director since 1998 to present, of Richco Investors, Inc. (CDN, and CDNX from 2000).

         (e) Directors Compensation

         Each member of the Board of Directors receives $1,000.00 plus reasonable outside travel expenses for each Board meeting he attends and for each Committee meeting he attends during the fiscal year. Directors who are also officers of the Company receive no compensation for services as a director.

ITEM 10.  EXECUTIVE COMPENSATION

         (a)  Cash Compensation.

         Compensation paid for all services provided during the fiscal year ended December 31, 2001, to each of our executive officers and to all officers as a group is set forth below.



                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                            Annual Compensation                                        Awards

Name and                 Year          Salary ($)   Bonus         Other Annual              Restricted           Securities
Principal                                           ($)           Compensation ($)          Stock                Underlying
Position                                                                                    Award(s)($)          Options/SARs(#)

Gerald                    2001          0                  0                 0              0                         0
Runolfson,                2000          0                  0                 0              0                         0
President                 1999          0                  0                 0              0                         330,000 (6)

Ernest Cheung,            2001          0                  0                 0              0                         0
Secretary                 2000          0                  0                 0              0                         0
                          1999          0                  0                 0              0                         0

Patrick Chan,             2001          0                  0                 0              0                         0
Chairman                  2000          0                  0                 0              0                         0
                          1999          0                  0                 0              0                         550,000 (1)

Officers                  2001          0                  0                 0              0                         0
as a group                2000          0                  0                 0              0                         0
                          1999          0                  0                 0              0                         880,000 (6,1)


    (b) Compensation Pursuant to Option Plans. See Executives' and Directors' Compensation Tables.

    (c) Other Compensation. None. No stock appreciation rights or warrants exist to management

    (d)  Compensation of Directors.

         Compensation paid by us for all services provided during the fiscal year ended December 31, 2001 to each of our directors and to all directors as a group is set forth below:

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)


                                                Cash Compensation                                             Security Grants
------------------------------------------------------------------------------------------------------------------------------
Name                        Annual             Meeting          Consulting              Number          Number of Securities
                            Retainer           Fees ($)         Fees/Other              of              Underlying
                            Fees($)                             Fees($)                 Shares(#)       Options/SARs(#)
A. Director                 0                      0               24,000                      0                     0
Gerald Runolfson

B. Director                 0                      0               48,000                      0                     0
Ernest Cheung

C. Director                 0                      0                    0                      0                     0
Patrick Chan

D. Director                 0                      0                    0                      0                     0
Joseph Tong

E. Director                 0                      0                41,438                     0                     0
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Beneficial owners of five percent (5) or greater, of the Registrant's Common Stock and Warrants: No Preferred Stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's Common Stock known by us based upon 32,476,250 shares outstanding at December 31, 2001.



Title                 Name and                           Amount and                Percent
 of                   Address of                         Nature of                   of
Class                 Beneficial Owner                   Beneficial Interest       Class
-------             --------------------               -----------------------     -------
Common Stock         Richco Investors, Inc.              9,225,000(1)(2)            28.4%
                     789 West Pender St. #950
                     Vancouver, B.C. Canada V6C 1H2

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

         Ken Kow is a full time consultant to us. He has extensive experience in oil and gas industry and has represented us at partners' technical meetings. He has also served as Manager of Exploration, Drucker Inc. providing input for daily drilling reports and geological interpretation. Besides his involvement in technical matters, he has helped in the general management of Drucker. The options granted to Ken K Consulting Ltd. were a form of compensation in addition to cash consulting fees.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain Transactions

         Our interest in the West Gharib Egyptian oil and gas concession has been subject to a 7% net profit interest payable to a related company Richco Investors, Inc. after we have recovered all our exploration and development expenditures. Richco is related by virtue of common directors, Messrs Kow and Cheung.

     Oil and gas project costs - advances to (due from) project are advanced to companies, Drucker Petroleum, Inc. and Drucker Petroleum (Algeria), Inc. , with common directors Ernest Cheung and Gerald Runolfson. These advances are unsecured, non-interest bearing and have no specific terms for repayment. In fiscal year 2001, Drucker Inc. has advanced to Drucker Petroleum Inc. $2,197,128 for the Egyptian Project and has advanced to Drucker Petroleum (Algeria) Inc. $1,297,619 for the Algerian Project.

         Certain employees, officers, directors, and affiliates were granted options in November 1999. The options are exercisable at $0.40 per share and extend until June 30, 2004. The granting of these options for their services have been very favorable to us as these services are necessary and are provided at no monetary cost to us.

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

3. Ken K Consultant, Ltd. is owned by Ken Kow, a paid consultant and a director. It received a 325,000 share option for providing technological information on drilling and for geological interpretation, for technological research in new joint venture, and for his help in the general management of Drucker.

4. Cobilco is owned by Raoul Tsakok, a director, of Richco Investors, Inc., a majority shareholder. Cobilco was granted a 550,000 share option for their role as advisor on strategic issues, oil and gas industry market trends, and financial and capital market issues.

5. Lancaster Pacific Investment, Ltd. is owned by Paul Chan, a consultant. It received a 550,000 share option for their contributions in the areas of regulatory matters, Chinese oil and gas market conditions and strategies aimed at penetrating that market

6. Mr. Runolfson is President and director. He received a 300,000 share option for the general management of Drucker, investor relations, financial and capital market matters and for services as a director.

7. Yonderiche Int'l Consultants is owned by Jack Song. It received a 100,000 share option for their services rendered in matters regarding Chinese government policies and regulations and for their work in negotiating oil concessions in China.

8. 808719 Ont. Ltd. is owned and controlled by Joseph Tong, a director. It received a 100,000 share option for services rendered as director.

9. Gemsco Management, Ltd. is owned and controlled by Maurice Tsakok, a director of Richco Investors, Inc. a major shareholder. It received 100,000 share option for designing and implementing our corporate , and for advising on computer and internet technology.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Financial Statements and Schedules. The following financial statements and schedules for Drucker, Inc., as of December 31, 2001 and 2000 are filed as part of this report.

         (b) Exhibits Reports on Form 8-K

                1)   8-K filed 6/27/01 *  2) 8-K filed 2/13/02 *
                        *Previously Filed

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DRUCKER, INC.

Date: April 10, 2002                     By: /s/ Gerald William Runolfson
                                             -----------------------------------
                                             Gerald Runolfson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 4/10/2002                          By: /s/ Gerald William Runolfson
                                             -----------------------------------
                                             Gerald William Runolfson,
                                             President and Director


Date: 4/10/2002                              /s/ Ernest Cheung
                                             -----------------------------------
                                             Ernest Cheung, Secretary and
                                             Director


Date: 4/10/2002                              /s/ Patrick Pak Ling Chan
                                             -----------------------------------
                                             Patrick Pak Ling Chan, Chairman and
                                             Director


Date: 4/10/2002                              /s/ Joseph S. Tong
                                             -----------------------------------
                                             Joseph S. Tong, Director


Date: 4/10/2002                              /s/ Ken A. Kow
                                             -----------------------------------
                                             Ken A. Kow

                                  DRUCKER, INC.

                  REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

                            (Stated in U.S. dollars)
                             ----------------------

                                 Amisano Hanson
                             Chartered Accountants
                        750 W. Pender Street, Suite 604
                              Vancouver BC V6C 2T7
                                     Canada
                             Phone: (604) 689-0188
                              Fax: (604) 689-9773




                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Drucker, Inc.

We have audited the accompanying consolidated balance sheets of Drucker, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drucker, Inc. and subsidiaries, as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Amisano Hanson
Vancouver, Canada
March 14, 2002                                             Chartered Accountants


                                          DRUCKER, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                   December 31, 2001 and 2000
                                    (Stated in U.S. dollars)
                                     ----------------------


                                                   ASSETS
                                                                                 2001              2000
                                                                                 ----              ----
Current
   Cash and cash equivalents - Note 3                                       $      473,574    $      458,119
   Accounts receivable                                                             136,044           352,710
   Prepaid expenses                                                                  1,008             1,557
   Due from a related party - Note 7                                               100,000                 -
                                                                            ---------------   ---------------
                                                                                   710,626           812,386
Capital assets - Note 4                                                              1,548             2,775
Oil and gas projects - Note 5                                                      513,346         3,170,751
                                                                            ---------------   ---------------
                                                                            $    1,225,520    $    3,985,912
                                                                            ===============   ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current
   Accounts payable and accrued expenses                                    $      317,880    $      235,422
                                                                            ---------------   ---------------
Stockholders' Equity - Note 6
   Common stock $.001 par value,
    authorized 50,000,000 shares:
    32,476,250 shares issued and outstanding                                        32,115            32,115
Additional paid-in capital                                                       6,843,803         6,843,803
Deficit                                                                        ( 5,968,278)      ( 3,125,428)
                                                                            ---------------   ---------------
Total stockholders' equity                                                         907,640         3,750,490
                                                                            ---------------   ---------------
                                                                            $    1,225,520    $    3,985,912
                                                                            ===============   ===============
Nature of Operations - Note 1
Commitments - Note 6
Subsequent Event - Note 10



                             SEE ACCOMPANYING NOTES



                                          DRUCKER, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                      for the years ended December 31, 2001, 2000 and 1999
                                    (Stated in U.S. dollars)
                                     ----------------------


                                                                                                      (Note 13)
                                                                     2001              2000             1999
                                                                     ----              ----             ----
Revenue
   Oil and natural gas                                         $     1,899,252   $     3,167,655  $             -
   Royalties                                                      (    930,633)     (  1,552,151)               -
                                                               ----------------  ---------------- ----------------
                                                                       968,619         1,615,504                -
   Interest income                                                      10,121            68,404          134,930
                                                               ----------------  ---------------- ----------------
                                                                       978,740         1,683,908          134,930
                                                               ----------------  ---------------- ----------------
Expenses
   Production - Schedule 1                                             745,177           565,680                -
   Depletion                                                           148,569           138,366                -
   General and administrative expenses - Schedule 2                    234,002           229,043          218,441
   Exploration expenses - Schedule 3                                    26,883           413,176          489,673
   Non-cash compensation charge - Note 13                                    -                 -          537,000
                                                               ----------------  ---------------- ----------------
                                                                     1,154,631         1,346,265        1,245,114
                                                               ----------------  ---------------- ----------------
Net income (loss) before other item                               (    175,891)          337,643     (  1,110,184)
Other item:
Write-down of oil and gas projects                                (  2,666,959)                -                -
                                                               ----------------  ---------------- ----------------
Net income (loss)                                              $  (  2,842,850)  $       337,643  $  (  1,110,184)
                                                               ================  ===============  ================
Basic income (loss) per share                                  $  (      0.09)   $         0.01   $  (      0.03)
                                                               ================  ===============  ================
Diluted income (loss) per share                                $             -   $         0.01   $         -
                                                               ================  ===============  ================
Weighted average shares outstanding - basic                         32,476,250        32,476,250       32,476,250
                                                               ================  ===============  ================
Weighted average shares outstanding - diluted                       40,968,315        40,968,315                -
                                                               ================  ===============  ================



                             SEE ACCOMPANYING NOTES




                                                         DRUCKER, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOW
                                      for the years ended December 31, 2001, 2000 and 1999
                                                    (Stated in U.S. dollars)
                                                     ----------------------


                                                                                                      (Note 13)
                                                                     2001              2000             1999
                                                                     ----              ----             ----
Cash flow from operating activities:
   Net income (loss)                                           $ (   2,842,850)  $       337,643  $ (   1,110,184)
   Add (deduct) items not affecting cash:
     Write-down of oil and gas projects                              2,666,959                 -                -
     Write-off of accounts payable                                           -      (      3,475)               -
     Write-off of advances                                                   -             8,202                -
     Project advances written-off                                            -                 -           35,427
     Depletion and amortization                                        149,796           139,271
     Non-cash compensation charge                                            -                 -          537,000
   Net changes in working capital items related to operations:
    Accrued interest receivable                                            648            10,227    (       5,475)
    Accounts receivable                                                216,018      (    351,979)               -
    Prepaid expenses                                                       549      (        468)           1,180
    Advances receivable                                                      -                 -    (       8,202)
    Accounts payable and accrued expenses                               82,458           157,788           33,654
                                                               ----------------  ---------------- ----------------
Net cash provided by (used in) operating activities                    273,578           297,209    (     516,600)
                                                               ----------------  ---------------- ----------------
Cash flow used in investing activities
   Purchase of capital assets                                                -     (       3,680)               -
   Oil and gas project costs                                     (     158,123)    (   1,702,827)   (     379,611)
   Due from a related party                                      (     100,000)                -                -
                                                               ----------------  ---------------- ----------------
Net cash used in investing activities                            (     258,123)    (   1,706,507)   (     379,611)
                                                               ----------------  ---------------- ----------------
Net increase (decrease) in cash                                         15,455      (  1,409,298)   (     896,211)

Cash and cash equivalents, beginning of period                         458,119         1,867,417        2,763,628
                                                               ----------------  ---------------- ----------------
Cash and cash equivalents, end of period                       $       473,574   $       458,119  $     1,867,417
                                                               ================  ================ ================
Cash and cash equivalents consist of:
   Cash (cash overdraft)                                       $  (     82,494)  $        28,119  $       186,417
   Term deposit                                                        556,068           430,000        1,681,000
                                                               ----------------  ---------------- ----------------
                                                               $       473,574   $       458,119  $     1,867,417
                                                               ================  ================ ================


                             SEE ACCOMPANYING NOTES




                                                  DRUCKER, INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (DEFICIENCY) for the years ended December 31, 1999
                                              to December 31, 2001
                                            (Stated in U.S. dollars)
                                             ----------------------


                                                                               Additional
                                                      Common Stock               Paid-in
                                                 Shares          Amount          Capital         Deficit         Total
                                                 ------          ------          -------         -------         -----
Balance, December 31, 1998                       32,476,250  $       32,115  $    6,306,803  $ (  2,352,887) $    3,986,031

Net loss for the year ended
 December 31, 1999, as restated                           -               -               -    (  1,110,184)   (  1,110,184)
Adjustment to previously reported
 amounts:
   Non-cash compensation charge
    - Note 13                                             -               -         537,000               -         537,000
                                                 ----------  --------------  --------------  --------------- ---------------
Balance, December 31, 1999, as restated          32,476,250          32,115       6,843,803    (  3,463,071)      3,412,847
Net income for the year ended
 December 31, 2000                                        -               -               -         337,643         337,643
                                                 ----------  --------------  --------------  --------------- ---------------
Balance, December 31, 2000                       32,476,250          32,115       6,843,803    (  3,125,428)      3,750,490
Net loss for the year ended
 December 31, 2001                                        -               -               -    (  2,842,850)   (  2,842,850)
                                                 ----------  --------------  --------------  --------------- ---------------
Balance, December 31, 2001                       32,476,250  $       32,115  $    6,843,803  $ (  5,968,278) $      907,640
                                                 ==========  ==============  --------------  --------------- ---------------

                             SEE ACCOMPANYING NOTES



                                          DRUCKER, INC.                         Schedule 1
                          CONSOLIDATED SCHEDULE OF PRODUCTION EXPENSES
                      for the years ended December 31, 2001, 2000 and 1999
                                    (Stated in U.S. dollars)
                                     ----------------------


                                                 2001             2000              1999
                                                 ----             ----              ----
Administration                             $      112,301    $      145,906   $            -
General operating expenses                         54,805            77,339                -
Handling and trucking                             578,071           342,435                -
                                           --------------    --------------   --------------
                                           $      745,177    $      565,680   $            -
                                           ==============    ==============   ==============



                             SEE ACCOMPANYING NOTES





                                          DRUCKER, INC.                         Schedule 2
                              CONSOLIDATED SCHEDULE OF GENERAL AND
                           ADMINISTRATIVE EXPENSES for the years ended
                                December 31, 2001, 2000 and 1999
                                    (Stated in U.S. Dollars)
                                     ----------------------


                                                                     2001              2000             1999
                                                                     ----              ----             ----
Accounting and audit fees                                      $        52,123   $        44,943  $        40,011
Amortization                                                             1,227               905                -
Consulting - Note 7                                                    137,999            43,516           54,436
Foreign exchange loss                                                    1,447             1,853            1,866
Interest and bank charges                                                1,155             1,744            2,421
Investor communication costs                                             4,040            34,251           28,118
Legal                                                                    6,065            43,956           27,852
Office and Operating costs - Note 7                                     27,482            46,986           40,370
Transfer agent fees                                                      1,884             5,857            1,632
Travel                                                                     580             5,032           21,735
                                                               ---------------   ---------------- ---------------
                                                               $       234,002   $       229,043  $       218,441
                                                               ===============   ================ ===============



                             SEE ACCOMPANYING NOTES



                                                         DRUCKER, INC.                               Schedule 3
                                         CONSOLIDATED SCHEDULE OF EXPLORATION EXPENSES
                               for the years ended December 31, 2001, 2000 and 1999
                                                    (Stated in U.S. Dollars)
                                                     ----------------------


                                                       West             2001              2000              1999
                                                      Gharib            Total             Total            Total
                                                      ------            -----             -----            -----
Administration                                   $             -  $             -   $         2,306   $        76,266
Consumables                                                    -                -                 -            77,924
Development costs                                              -                -                 -             4,139
Drilling                                                  18,537           18,537                 -           167,965
Geological/geophysical                                         -                -             8,649            70,157
Project advances written-off                                   -                -                 -            65,406
Seismic expenditures                                       8,346            8,346           402,221                 -
Travel                                                         -                -                 -             4,729
Wages and benefits                                             -                -                 -            23,087
                                                 ---------------  ---------------   ---------------   ---------------
                                                 $        26,883  $        26,883    $      413,176   $       489,673
                                                 ===============  ===============   ===============   ===============



                             SEE ACCOMPANYING NOTES

                                  DRUCKER, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                            (Stated in U.S. Dollars)
                             ----------------------


Note 1        Nature of Operations
              --------------------

              The Company is in the business of exploration, development and production of oil and gas in Egypt and Algeria. The Company entered into the oil and gas resource exploration business in 1997 when the Company negotiated farm-in agreements for a 50% interest in certain oil projects in China. These projects were unsuccessful and were abandoned during the years ended December 31, 1998 and 1999. During the year ended December 31, 1998, the Company entered into agreements in certain oil projects in Egypt and commenced exploration in 1999. Also during the year ended December 31, 1999, the Company entered into an agreement for an interest in an oil and gas exploration joint venture in Algeria. During the year ended December 31, 2000, the Company's oil and gas project in Egypt went into production. During the year ended December 31, 2001, the Company maintained its oil and gas interests in Egypt and abandoned its Algerian property. Subsequent to the year end, the Company sold its Egyptian property and is currently exploring new business ventures.

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

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------

              The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

              The consolidated financial statements have, in management's opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Principles of Consolidation
              ---------------------------

              These consolidated financial statements include the accounts of Drucker, Inc. and its wholly-owned subsidiaries, Drucker Petroleum Inc. ("DPI") and Drucker Petroleum (Algeria) Inc. ("DPA"). DPI and DPA were incorporated by the Company in the British Virgin Islands on April 16, 1998 and September 22, 1999, respectively. All inter-company transactions have been eliminated.

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

Drucker, Inc.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000 - Page 2
(Stated in U.S. dollars)
------------------------

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

              Oil and Gas Project Costs
              -------------------------

              The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying the retaining unproved properties are expensed.

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

Drucker, Inc.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000 - Page 3
(Stated in U.S. dollars)
------------------------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Basic and Diluted Earnings (Loss) Per Share
              -------------------------------------------

              The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares. Diluted loss per share has not been provided for 2001 and 1999 as it would be anti-dilutive.

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

Note 3        Cash Equivalents
              ----------------

              At December 31, 2001, included in cash and cash equivalents was a financing deposit of $325,000 as required by an extension to the initial farm-out agreement (Note 5). This deposit was held as collateral for a letter of guarantee. The deposit was to be used as payment for the costs incurred during the second three year term of the farm-out agreement for the concession located in West Gharib, Gulf of Suez, Egypt.


Note 4        Capital Assets
              --------------

                                                                  2001                                2000
                                              -----------------------------------------------    ---------------
                                                               Accumulated
                                                   Cost       Amortization         Net                Net
             Computer equipment               $       3,680  $       2,132   $       1,548       $       2,775
                                              =============  =============   =============       =============


Drucker, Inc.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000 - Page 4
(Stated in U.S. dollars)
------------------------

Note 5        Oil and Gas Projects - Note 10
              --------------------

                                                       2001            2000
                                                       Total           Total
             West Gharib, Egypt Concession
               Acquisition costs
               Cash                               $    352,000    $    352,000
               Deferred exploration costs            1,918,705       1,628,454
               Depletion                              (286,935)       (138,366)
               Write-down of property               (1,470,424)              -
                                                  -------------   -------------
                                                       513,346       1,842,088
                                                  -------------   -------------
             Algerian Concession
               Acquisition costs                     1,196,535       1,328,663
               Write-down of property               (1,196,535)              -
                                                  -------------   ------------
                                                             -       1,328,663
                                                  ------------    ------------
             Total property costs                 $    513,346    $  3,170,751
                                                  =============   ============

              West Gharib Concession

                  On April 27, 1998, DPI entered into a farm-out agreement to acquire an undivided 20% participating interest in the right to explore for and exploit petroleum in a concession located in West Gharib, Gulf of Suez, Egypt.

                  DPI shall pay:

                  - $352,000 within seven days of the execution of the agree-ment (paid)

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

                  In addition, DPI provided a bank guarantee of $2,000,000 within seven days of the execution of the agreement, being 40% of a letter of guarantee. These funds were expended during the first three year term of the concession agreement. The Company and its partners extended the terms of the West Gharib agreement for three years to June, 2004. Consequently, the Company provided a second bank guarantee, of $325,000, which was outstanding at December 31, 2001.

                  DPI's interest in this oil and gas concession is subject to a 7% net profit interest payable to a related company, after DPI has recovered all of its exploration and development expenditures. This company is related by virtue of common directors.

                  On February 4, 2002, the Company had agreed to dispose of its interest in this concession. Consequently at December 31, 2001, the Company wrote-down the carrying value of the concession to its estimated net recoverable value.

Drucker, Inc.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000 - Page 5
(Stated in U.S. dollars)
------------------------

Note 5        Oil and Gas Project Costs - Note 10 - (cont'd)
              -------------------------

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

                  During the year ended December 31, 2001, the Company abandoned its interest in the property and wrote-off costs totalling $1,196,535.

Note 6        Common Stock
              ------------

              Commitments

              Share Purchase Warrants

              At December 31, 2001, 5,542,065 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the Company at $0.40 per unit until the earlier of March 31, 2003 and the 90th day after the day on which the weighted average trading price of the Company's shares exceed $0.60 per share for 10 consecutive trading days. Each unit consists of one common share of the Company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the Company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants.

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

              Presented below is a summary of the stock option activity for the years shown:


                                                                    Number of         Weighted Average
                                                                  Stock Options        Exercise Price
                                                                  -------------       ----------------
              Balance, December 31, 1999, 2000 and 2001              2,950,000               $0.40


              The number of stock options outstanding is equal to the number exercisable as there are no vesting provisions.

Drucker, Inc.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000 - Page 6
(Stated in U.S. dollars)
------------------------

Note 6        Common Stock - (cont'd)
              ------------

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


                                                                       2001              2000             1999
                                                                       ----              ----             ----
             Total non-cash compensation charge                  $        -     $           -     $     892,487
             Consultants' non-cash compensation charge                    -                 -          (537,000)
                                                                 ----------     -------------     --------------
             Employee's non-cash compensation charge             $        -     $           -     $     355,487
                                                                 ==========     =============     ==============


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


                                                                   2001              2000              1999
                                                                   ----              ----              ----
             Net income (loss)                 As reported    $ (2,842,850)     $     337,643     $ ( 1,110,184)
                                               Pro-forma      $ (2,842,850)     $     337,643     $ ( 1,465,671)

             Basic income (loss) per share     As reported    $ (      0.09)    $        0.01     $ (      0.03)
                                               Pro-forma      $ (      0.09)    $        0.01     $ (      0.05)
             Diluted income (loss) per share   As reported    $        -        $        0.01     $        -
                                               Pro-forma      $        -        $        0.01     $        -

              Pro-forma diluted loss per share for 1999 has not been presented because assuming the conversion of stock options and warrants would have an anti-dilutive effect.

              The weighted average fair value at date of grant of the options granted were as follows:


                                                                2001              2000              1999
                                                                ----              ----              ----
             Weighted average fair value                   $           -     $           -     $        0.30
             Total options granted                                     -                 -         2,950,000
             Total fair value of all options granted       $           -     $           -     $     892,487

Drucker, Inc.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000 - Page 7
(Stated in U.S. dollars)
------------------------


Note 6        Common Stock - (cont'd)
              ------------

              Commitment - (cont'd)

              Stock-based Compensation - (cont'd)

              The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                             2001         2000          1999
                                             ----         ----          ----
             Expected dividend yield          0.0%         0.0%          0.0%
             Expected volatility              0.0%         0.0%         97.0%
             Risk-free interest rate          0.0%         0.0%          5.0%
             Expected term in years           -            -             5

              The following common share purchase options were outstanding at December 31, 2001 entitling the holders thereof the right to purchase one common share for each option held:


                                                                      Exercise Price
                                            Number of Options           Per Share               Expiry Date
                                            -----------------         --------------            -----------
             Consultants                         1,775,000                $0.40                June 30, 2004
             Officer, directors and
              employees                          1,175,000                $0.40                June 30, 2004
                                                 ---------
                                                 2,950,000
                                                 =========



Note 7        Related Party Transactions
              --------------------------

              During the year ended December 31, 2000, the Company wrote-off uncollectible advances to related companies in the amount of $8,202. This expense has been included with office operating costs.

              During the year ended December 31, 2001, the Company was charged $113,438 (2000: $10,794 and 1999: $Nil) by directors and companies controlled by directors of the Company for consulting fees.

              At December 31, 2001, there is $100,000 due from a company with a common director. This loan is unsecured, bears interest at prime plus one percent calculated semi-annually and is due on December 31, 2002.

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

Drucker, Inc.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000 - Page 8
(Stated in U.S. dollars)
------------------------


Note 8        Deferred Tax Assets - (cont'd)
              -------------------

              The following table summarized the significant components of the Company's deferred tax assets:

                                                                    Total
                                                                    -----
             Deferred Tax Assets
             Net operating loss carryforward                   $    4,628,000
                                                               ===============
             Deferred tax assets                               $    2,314,000
             Valuation allowance for deferred tax assets           (2,314,000)
                                                               ---------------
                                                               $            -
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

Note 9        Income Taxes
              ------------

              No provision for income taxes has been provided in 2001, 2000, and 1999 due to the net loss. The Company has net operating loss carry forwards, which expire commencing in the year 2017 totalling approximately $4,628,000, the benefits of which have not been recorded.

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

Note 10       Subsequent Event
              ----------------

              By an agreement dated February 4, 2002, the Company agreed to dispose of it's wholly-owned subsidiary Drucker Petroleum, Inc. for US$250,000 (payable in cash) and 1,000,000 common shares of the purchaser, a public company. The cash payment is due on the signing of a definitive agreement and the issuance of shares shall occur upon the receipt of regulatory approval. The Company has the option to require the purchaser to buy-back or repurchase US$250,000 worth of the purchaser shares issued to the Company within six months from the date of issuance at a guaranteed price of CDN$0.50 per share. Drucker Petroleum, Inc. holds a 20% participating interest in the West Gharib property located in Egypt.

Drucker, Inc.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000 - Page 9
(Stated in U.S. dollars)
------------------------


Note 11       Segmented Information
              ---------------------

              The Company's industry's segment is the oil and gas industry. The Company's geographic segments are Canada, Egypt and Algeria. There were no identifiable assets in Algeria at December 31, 2001.


                                                                         December 31, 2001
                                               Canada          Egypt          Algeria          Total
                                               ------          -----          -------          -----
             Identifiable Assets
               Current                      $     710,626   $           -  $           -   $     710,626
               Capital assets, net                  1,548               -                          1,548
               Oil and gas projects                     -         513,346              -         513,346

                                            $     712,174   $     513,346  $           -   $   1,225,520


                                                                         December 31, 2000
                                               Canada          Egypt          Algeria          Total
             Identifiable Assets
               Current                      $     812,836   $           -  $           -   $     812,386
               Capital assets, net                  2,775               -              -           2,775
               Oil and gas                              -       1,842,088      1,328,663       3,170,751

                                            $     815,161   $   1,842,088  $   1,328,663   $   3,985,912


                                                                      Year ended December 31,
                                                                2001           2000            1999
                                                                ----           ----            ----
             Operations
               Canada                                      $ (    230,940)$ (    160,639) $ (    620,511)
               China                                                    -              -    (     70,135)
               Egypt                                         (  1,414,643)       498,282    (    419,538)
               Algeria                                       (  1,197,267)             -               -

                                                           $ (  2,842,850)$      337,643  $(   1,110,184)



Note 12       New Accounting Standards
              ------------------------

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

Drucker, Inc.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000 - Page 10
(Stated in U.S. dollars)
------------------------


Note 13       Prior Period Change
              -------------------

              The Company determined that the net loss for the year ended December 31, 1999 was understated by $537,000 for a non-cash compensation charge. The share capital and deficit at December 31, 1999 and the net loss for the year ended December 31, 1999 have been restated to reflect this adjustment.

Note 14       Comparative Figures
              -------------------

              Certain of the previous years figures have been reclassified to conform with this years presentation.

Note 15       Supplementary Oil and Gas Information (Unaudited)
              -------------------------------------------------

              The following supplemental information regarding oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission ("SEC") and the Statement of Financial Accounting Standards No. 69, "Disclosure about Oil and Gas Producing Activities.

              Capitalized Costs
              -----------------

              Capitalized costs relating to the Company's oil and gas producing activities as of December 31, 2001 and 2000 are as follows:


                                                                        2001             2000
                                                                        ----             ----
                 Proved properties                                  $     352,000     $     352,000
                 Unproved properties                                            -         1,225,000
                 Wells, related equipment and facilities                  448,281         1,628,454
                 Uncompleted wells, equipment and facilities                    -           103,663
                                                                    --------------    --------------
                                                                          800,281         3,309,117
                 Less:  accumulated depletion                        (    286,935)      (   138,366)
                                                                    --------------    --------------
                                                                    $     513,346     $   3,170,751
                                                                    ==============    ==============

              Incurred Functional Costs
              -------------------------

              Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures, are summarized as follows for the years ended December 31, 2001 and 2000:


                                                                   Total
                 Year ended December 31, 2001                   World-wide           Egypt           Algeria
                 ----------------------------                   ----------           -----           -------
                 Property acquisition costs (recovery):
                  Unproved                                   $  (   132,129)   $            -    $  (   132,129)
                 Exploration costs                           $       26,883    $       26,883    $            -
                 Development costs                           $      290,252    $      290,252    $            -

Drucker, Inc.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000 - Page 11
(Stated in U.S. dollars)
------------------------


Note 15       Supplementary Oil and Gas Information (Unaudited) - (cont'd)
              -------------------------------------------------

              Incurred Functional Costs - (cont'd)
              -------------------------


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


              Results of Operations
              ---------------------

              The results of operations for oil and gas producing activities, excluding general corporate overhead and financing costs, for the year ended December 31, 2001 and 2000 are as follows:


                                                                   Total
                 Year ended December 31, 2001                   World-wide           Egypt           Algeria
                 ----------------------------                   ----------           -----           -------
                 Revenues                                     $   1,899,252     $   1,899,252     $           -
                 Production costs                                (1,675,810)       (1,675,810)                -
                 Exploration expenses                               (26,883)          (26,883)                -
                 Depletion provision                               (148,569)         (148,569)                -
                                                             ---------------    --------------    --------------
                 Results of operations for producing
                  activities (excluding corporate overhead
                  and financing costs)                        $      47,990     $      47,990     $           -
                                                             ===============    ==============    ==============

                                                                   Total
                 Year ended December 31, 2000                   World-wide           Egypt           Algeria
                 ----------------------------                   ----------           -----           -------
                 Revenues                                     $   3,167,655     $   3,167,655     $           -
                 Production costs                                (2,117,831)       (2,117,831)                -
                 Exploration expenses                              (413,177)         (413,177)                -
                 Depletion provision                               (138,366)         (138,366)                -
                                                             ---------------    --------------    --------------
                 Results of operations for producing
                  activities (excluding corporate overhead
                  and financing costs)                        $     498,281     $     498,281     $           -
                                                             ===============    ==============    ==============




              There were no results of operations from oil and gas producing activities during the year ended December 31, 1999.

Drucker, Inc.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000 - Page 12
(Stated in U.S. dollars)
------------------------

Note 15       Supplementary Oil and Gas Information (Unaudited) - (cont'd)
              -------------------------------------------------

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

              Presented below is a summary of the changes in estimated proved reserves of the Company for the year ended December 31, 2001 and 2000:


                                                                   Total
                 Year ended December 31, 2001                   World-wide           Egypt           Algeria
                 ----------------------------                   ----------           -----           -------
                 Proved developed and undeveloped
                  reserves, beginning of year:                   10,562,000         1,812,000         8,750,000
                 Revisions of previous estimates                 (1,461,875)       (1,461,875)                -
                 Amounts written-off                             (8,750,000)                -        (8,750,000)
                 Expenditures, discoveries and other
                  additions                                               -                 -                 -
                 Production                                        (110,064)         (110,064)                -
                                                                ------------       -----------       -----------
                                                                    240,061           240,061                 -
                                                                ============       ===========       ===========

                                                                   Total
                 Year ended December 31, 2000                   World-wide           Egypt           Algeria
                 ----------------------------                   ----------           -----           -------
                 Proved developed and undeveloped
                  reserves, beginning of year:                    4,800,000         4,800,000                 -
                 Revisions of previous estimates                 (2,851,894)       (2,851,894)                -
                 Extensions, discoveries and other
                  additions                                       8,750,000                 -         8,750,000
                 Production                                        (136,106)         (136,106)                -
                                                                ------------       -----------       -----------
                 Proved developed and undeveloped
                  reserves, end of year                          10,562,000         1,812,000         8,750,000
                                                                ============       ===========       ===========

Drucker, Inc.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000 - Page 12
(Stated in U.S. dollars)
------------------------

Note 15       Supplementary Oil and Gas Information (Unaudited) - (cont'd)
              -------------------------------------------------

              Discounted Future Net Cash Flows
              --------------------------------

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

              Presented below are the standardized measure of discounted future net cash flows and changes therein relating to proved reserves as of and for the year ended December 31, 2001 :


                                                                   Total
             Year ended December 31, 2001                       World-wide           Egypt           Algeria
             ----------------------------                       ----------           -----           -------
             Future cash inflows, net of royalty              $   1,597,850     $   1,597,850     $           -
             Future production and development costs             (1,125,741)       (1,125,741)                -

             Future net cash flows                                  472,109           472,109                 -
             10% annual discount for estimated timing of
              cash flows                                            (50,115)          (50,115)                -
                                                              --------------    --------------    -------------
             Standardized measure of discounted future
              cash flows relating to proved oil and gas
              reserves                                        $     421,994     $     421,994     $           -
                                                              ==============    ==============    =============

                                                                   Total
              Year ended December 31, 2000                      World-wide           Egypt           Algeria
              ----------------------------                      ----------           -----           -------
              Future cash inflows, net of royalty              $ 17,097,144      $ 17,097,144      $          -
              Future production and development costs           (10,489,738)      (10,489,738)                -
                                                              --------------    --------------    -------------
              Future net cash flows                               6,607,406         6,607,406                 -
              10% annual discount for estimated timing of
               cash flows                                       ( 3,035,649)      ( 3,035,649)                -
                                                              --------------    --------------    -------------
              Standardized   measure  of  discounted  future
             cash  flows  relating  to  proved  oil  and gas
             reserves                                          $  3,571,757      $  3,571,757      $          -
                                                              ==============    ==============    =============
