Form 10QSB
period 2002-03-31
DRUCKER INC
filed 2002-05-14
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001042053

For Quarter Ended                                      Commission File Number
March 31, 2002                                         0-29670


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

                       32,476,250 as of March 31, 2002

                                  DRUCKER, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

                            (Stated in U.S. dollars)

                                   (Unaudited)
                                    ---------



                                          DRUCKER, INC.
                               INTERIM CONSOLIDATED BALANCE SHEETS
                              March 31, 2002 and December 31, 2001
                                           (Unaudited)
                                    (Stated in U.S. dollars)
                                     ----------------------


                                                                                March 31,         December 31,
                                                   ASSETS                         2002                2001
                                                   ------                         ----                ----
Current
   Cash and cash equivalents                                                $         91,936    $        473,574
   Accounts receivable - Note 3                                                      562,889             136,044
   Prepaid expenses                                                                    4,000               1,008
   Due from a related company                                                        101,623             100,000
                                                                            ----------------    -----------------
                                                                                     760,448             710,626
Capital assets, net                                                                    1,241               1,548
Oil and gas projects - Note 3                                                              -             513,346
                                                                            ----------------    -----------------
                                                                            $        761,689    $      1,225,520
                                                                            ================    =================
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
   Accounts payable and accrued expenses                                    $         29,534    $        317,880
                                                                            ----------------    -----------------
Stockholders' Equity - Note 2
   Common stock $.001 par value,
    authorized 50,000,000 shares:
    32,476,250 shares issued and outstanding                                          32,115              32,115
Additional paid-in capital                                                         6,843,803           6,843,803
Deficit                                                                        (   6,143,763)      (   5,968,278)
                                                                            ----------------    -----------------
Total stockholders' equity                                                           732,155             907,640
                                                                            ----------------    -----------------
                                                                            $        761,689    $      1,225,520
                                                                            ================    =================



                             SEE ACCOMPANYING NOTES
                                      F-1


                                          DRUCKER, INC.
                          INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                       for the three months ended March 31, 2002 and 2001
                                           (Unaudited)
                                    (Stated in U.S. dollars)
                                     ----------------------


                                                                                  2002                2001
                                                                                  ----                ----
General and Administrative expenses - Schedule A                            $  (      57,170)   $  (      67,318)
                                                                            -----------------   -----------------
Loss from continuing operations                                                (      57,170)      (      67,318)
                                                                            -----------------   -----------------
Discontinued operations:
   Income (loss) from operations of discontinued subsidiary
    - Schedule B                                                               (      63,818)             80,834
   Loss from disposal of subsidiary - Note 3                                   (      54,497)                  -
                                                                            -----------------   -----------------
                                                                               (     118,315)             80,834
                                                                            -----------------   -----------------
Net income (loss)                                                           $  (     175,485)   $         13,516
                                                                            =================   =================
Basic income (loss) per share - continuing operations and
 discontinued operations                                                    $  (       0.00)    $          0.00
                                                                            =================   =================
Basic income (loss) per share                                               $  (       0.01)    $          0.00
                                                                            =================   =================
Diluted income (loss) per share - continuing operations and
 discontinued operations                                                    $  (       0.00)    $          0.00
                                                                            =================   =================
Diluted income (loss) per share                                             $  (       0.00)    $          0.00
                                                                            =================   =================
Weighted average shares outstanding - basic                                       32,476,250          32,476,250
                                                                            =================   =================
Weighted average shares outstanding - diluted                                     40,968,315          40,968,315
                                                                            =================   =================


                             SEE ACCOMPANYING NOTES
                                      F-2



                                                                   DRUCKER, INC.
                                                    INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
                                                 for the three months ended March 31, 2002 and 2001
                                                                    (Unaudited)
                                                              (Stated in U.S. dollars)
                                                               ----------------------


                                                                                   2002                 2001
                                                                                   ----                 ----
Cash flow from operating activities:
   Net loss from continuing operations                                      $  (       57,170)   $  (       67,318)
   Add item not affecting cash:
     Amortization                                                                         307                  307
   Net changes in non-cash working capital items
    related to operations:
     Accounts receivable                                                       (      550,858)             157,709
     Prepaid expenses                                                          (        2,992)      (        7,476)
     Due from a related company                                                (        1,623)                   -
     Accounts payable and accrued expenses                                            107,257       (       49,077)
                                                                            ------------------   ------------------
Cash flow provided by (used in) operating activities                           (      505,079)              34,145
                                                                            ------------------   ------------------
Cash flows used in investing activities
   Proceeds from sale of subsidiary, net of cash disposed of                          237,865       (      119,800)
   Oil and gas project costs                                                   (      117,449)                   -
                                                                            ------------------   ------------------
Cash flow provided by (used in) investing activities                                  120,416       (      119,800)
                                                                            ------------------   ------------------
Net decrease in cash from continuing operations                                (      384,663)      (       85,655)
Increase in cash from discontinued operations - Note 5                                  3,025              130,554
                                                                            ------------------   ------------------
Increase (decrease) in cash during the period                                  (      381,638)              44,899
Cash and cash equivalents, beginning of period                                        473,574              458,119

Cash and cash equivalents, end of period                                    $          91,936    $         503,018
                                                                            ==================   ==================
Cash and cash equivalents consists of:
   Cash                                                                     $          21,936    $         200,552
   Term deposits                                                                       70,000              302,466
                                                                            ------------------   ------------------
                                                                            $          91,936    $         503,018
                                                                            ==================   ==================


                             SEE ACCOMPANYING NOTES
                                      F-3




                                                  DRUCKER, INC.
                      INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                for the three months ended March 31, 2002 and 2001 and for the years ended December 31, 2001 and 2000
                                                   (Unaudited)
                                            (Stated in U.S. dollars)
                                             ----------------------


                                                                                     Additional
                                                           Common Stock               Paid-in
                                                  --------------------------------
                                                    Shares              Amount        Capital             Deficit             Total
                                                    ------              ------        -------             -------             -----
Balance, December 31, 1999                           32,476,250   $    32,115  $   6,843,803  $ (     3,463,071)  $       3,412,847
Net income for the three months ended
  March 31, 2000                                              -             -              -             89,583              89,583
                                                     ----------   -----------  -------------  ------------------  ------------------
Balance, March 31, 2000                              32,476,250        32,115      6,843,803    (     3,373,488)          3,502,430
Net income for the nine months ended
 December 31, 2000                                            -             -              -            248,060             248,060
                                                     ----------   -----------  -------------  ------------------  ------------------
Balance, December 31, 2000                           32,476,250        32,115      6,843,803    (     3,125,428)          3,750,490
Net income for the three months ended
 March 31, 2001                                               -             -              -             13,516              13,516
                                                     ----------   -----------  -------------  ------------------  ------------------
Balance, March 31, 2001                              32,476,250        32,115      6,843,803    (     3,111,912)          3,764,006
Net loss for the nine months ended
 December 31, 2001                                            -             -              -    (     2,856,366)    (     2,856,366)
                                                     ----------   -----------  -------------  ------------------  ------------------
Balance, December 31, 2001                           32,476,250        32,115      6,843,803    (     5,968,278)            907,640
Net loss for the three months ended
 March 31, 2002                                               -             -              -    (       175,485)    (       175,485)
                                                     ----------   -----------  -------------  ------------------  ------------------
Balance, March 31, 2002                              32,476,250   $    32,115  $   6,843,803  $ (     6,143,763)  $         732,155
                                                     ==========   ===========  =============  ==================  ==================

                             SEE ACCOMPANYING NOTES
                                      F-4

                                  DRUCKER, INC.                       Schedule A
                        INTERIM CONSOLIDATED SCHEDULE OF
                       GENERAL AND ADMINISTRATIVE EXPENSES
               for the three months ended March 31, 2002 and 2001
                                   (Unaudited)
                            (Stated in U.S. dollars)
                             ----------------------


                                                2002                2001
                                                ----                ----

Accounting and audit                      $          7,731    $         18,617
Amortization                                           307                 307
Consulting                                          36,873              34,487
Interest and bank charges                              745                 250
Investor relations                                   1,020               3,067
Legal and professional                               2,677                 860
Office and operating costs                           7,442               9,353
Transfer agent fees                                    375                 377
                                          ----------------    ----------------
                                          $         57,170    $         67,318
                                          ================    ================


                             SEE ACCOMPANYING NOTES
                                      F-5


                                          DRUCKER, INC.                         Schedule B
                     INTERIM CONSOLIDATED LOSS FROM DISCONTINUED OPEARATIONS
                       for the three months ended March 31, 2002 and 2001
                                           (Unaudited)
                                    (Stated in U.S. dollars)
                                     ----------------------


                                                                                  2002                2001
                                                                                  ----                ----
Revenue
   Oil and natural gas                                                      $         81,796    $        655,831
   Royalties                                                                   (      40,080)      (     321,357)
                                                                            -----------------   -----------------
                                                                                      41,716             334,474
   Interest income                                                                     1,849               4,637

                                                                                      43,565             339,111
                                                                            -----------------   -----------------
Expenses
   Production expenses - Schedule 1                                                   40,540             194,457
   Depletion                                                                          15,637              49,720
   General and administrative expenses - Schedule 2                                        -                 934
   Exploration expenses - Schedule 3                                                       -              13,166
                                                                            -----------------   -----------------
                                                                                      56,177             258,277
                                                                            -----------------   -----------------
Other item:
   Write-down of oil and gas projects                                                 51,206                   -
                                                                            -----------------   -----------------
Net income (loss) from discontinued operations                              $  (      63,818)   $         80,834
                                                                            =================   =================


                             SEE ACCOMPANYING NOTES
                                      F-6

                                  DRUCKER, INC.                       Schedule 1
              INTERIM CONSOLIDATED SCHEDULE OF PRODUCTION EXPENSES
               for the three months ended March 31, 2002 and 2001
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------




                                                    2002             2001
                                                    ----             ----

Administration                                $       14,827    $       30,451
Handling and trucking                                 25,713           164,006
                                              --------------    --------------
                                              $       40,540    $      194,457
                                              ==============    ==============


                             SEE ACCOMPANYING NOTES

                                  DRUCKER, INC.                       Schedule 2
      INTERIM CONSOLIDATED SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
               for the three months ended March 31, 2002 and 2001
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------



                                                    2002                 2001
                                                    ----                 ----
Interest and bank charges                    $            -     $          274
Legal and professional                                    -                660
                                             --------------    ---------------
                                             $            -    $           934
                                             ==============    ===============

                             SEE ACCOMPANYING NOTES

                                  DRUCKER, INC.                       Schedule 3
              INTERIM CONSOLIDATED SCHEDULE OF EXPLORATION EXPENSES
               for the three months ended March 31, 2002 and 2001
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------


                                                 2002               2001
                                                 ----               ----

Administration                            $               -   $             341
Geological/geophysical                                    -               9,555
Seismic expenditure                                       -               3,270
                                          -----------------   -----------------
                                          $               -   $          13,166
                                          =================   =================



                             SEE ACCOMPANYING NOTES

                                  DRUCKER, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                  (Unaudited )
                            (Stated in U.S. Dollars)
                             ----------------------

Note 1        Interim Reporting

              While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 2001 annual financial statements.

Note 2        Common Stock

              Commitments

              Share Purchase Warrants

              At March 31, 2002, 5,542,065 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the Company at $0.40 per unit until the earlier of March 31, 2003 and the 90th day after the day on which the weighted average trading price of the Company's shares exceed $0.60 per share for 10 consecutive trading days. Each unit consists of one common share of the Company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the Company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants.

              Share Purchase Options

              At March 31, 2002, 2,950,000 share purchase options are outstanding. Each option entitles the holder thereof the right to acquire one common share of the Company at $0.40 per share. These options expire on June 30, 2004

Note 3        Oil and Gas Projects

              By an agreement dated February 1, 2002, the Company disposed of it's wholly-owned subsidiary, Drucker Petroleum, Inc., for CDN$900,000 (US$562,865).

              Drucker Petroleum, Inc. holds a 20% participating interest in a production sharing agreement in respect to an oil and gas concession in Egypt.

              The consideration is to be paid on closing as follows:
              -   US$250,000 (CDN$400,000);
              - 200,000 common shares of the purchaser, a public company, at CDN$0.50 per share; and

Drucker, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2002
(Unaudited )
(Stated in U.S. Dollars) - Page 2
 ----------------------



Note 3        Oil and Gas Projects - (cont'd)
              --------------------

              - 800,000 special warrants of the purchaser at CDN$0.50 per warrant. Each special warrant is exercisable (without additional consideration) into one common share of the purchaser for a period of six months following the closing. At any time prior to the expiry of the term of the special warrants, the Company may cancel the special warrants and the purchaser shall pay US$250,000 to the Company within five business days of the receipt of the cancellation notice.

              The loss from disposal of subsidiary has been calculated as follows:

             Proceeds                                              $    562,865
             Less:   net identifiable assets          1,315,537
                     net identifiable liabilities       698,175         617,362
                                                      ---------    -------------
             Loss from disposal of subsidiary                      $  (  54,497)
                                                                   =============

Note 4        Segmented Information

              The Company's industry segment is the oil and gas industry. The Company's geographic segments are Canada, Egypt and Algeria.


                                                                           March 31, 2002
                                                   ---------------------------------------------------------------
                                                       Canada          Egypt          Algeria          Total
             Identifiable Assets
              Current                              $     760,282   $           -  $         166   $     760,448
              Capital assets, net                          1,241               -              -           1,241
              Oil and gas projects                             -               -              -               -
                                                   -------------   -------------  -------------   -------------
                                                   $     761,523   $           -  $         166   $     761,689
                                                   =============   =============  =============   =============

                                                                         December 31, 2001
                                                   ---------------------------------------------------------------
                                                       Canada          Egypt          Algeria          Total
             Identifiable Assets
              Current                              $     710,626   $           -  $           -   $     710,626
              Capital assets, net                          1,548               -              -           1,548
              Oil and gas projects                             -         513,346              -         513,346
                                                   -------------   -------------  -------------   -------------
                                                   $     712,174   $     513,346  $           -   $   1,225,520
                                                   =============   =============  =============   =============


Drucker, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2002
(Unaudited )
(Stated in U.S. Dollars) - Page 3
 ----------------------


Note 4        Segmented Information - (cont'd)
              ---------------------

                                                                                        Three months ending
                                                                                             March 31,
                                                                                  --------------------------------
                                                                                       2002            2001
                                                                                       ----            ----
             Gross Revenue Oil and Gas
              Canada                                                              $           -   $           -
              Egypt                                                                      81,796         655,831
              Algeria                                                                         -               -
                                                                                  --------------  --------------
                                                                                  $      81,796   $     655,831
                                                                                  ==============  ==============
             Net income (loss)
              Canada                                                              $ (    57,170)  $ (    67,318)
              Egypt                                                                 (   118,315)         80,834
              Algeria                                                                         -               -
                                                                                  --------------  --------------
                                                                                  $ (   175,485)  $      13,516
                                                                                  ==============  ==============

Note 5        Statements of Cash Flows

             Increase in cash from discontinued operations                             2002            2001
                                                                                       ----            ----
              Operating Activities
               Net income (loss) for the period                                   $ (   118,315)  $      80,834
               Items not affecting cash:
                 Depletion                                                               15,637          49,720
                 Write-down of oil and gas project                                       51,206               -
                 Loss from disposal of subsidiary                                        54,497               -
                                                                                  --------------  --------------
                                                                                  $       3,025   $     130,554
                                                                                  ==============  ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THE SAME PERIOD IN 2001.

         We (referred in this report as Drucker, Inc. and/or its subsidiaries) have presented our quarterly consolidated financial statements and you should read them in conjunction with our consolidated financial statements and related notes in our 10KSB annual report for 2001. For the first three months in 2002, gross oil revenue amounted to $81,796 compared to $655,381 from production in the same three months in 2001. This revenue was generated from oil produced from the West Gharib project in Egypt where we had a 20% working interest and which has been sold. Expenses of production were $40,540 for our share of production of 5,951 barrels or $6.81 per barrel, depletion was $15,637, for total production expenses of $56,177 in the first three months in 2002. In the same period in 2001, the production expenses were $194,457, depletion was $49,720, the general and administrative expenses were $934, and the exploration expenses were $13,166 for a total of $258,277. The write-down of West Gharib project were $51,206 and loss on disposal of Drucker Petroleum Inc. were $54,497. The general and administrative expenses for the continuing operations were $57,170 in the first three months in 2002 compared to $67,318 in 2001. The net loss from the period in 2002 was $175,485 and for 2001 the net income was $13,516. The loss per share was $0.01 in 2002 compared to a profit per share of $0.00 in 2001.

         By an agreement dated February 1, 2002, we agreed to dispose of our wholly owned subsidiary Drucker Petroleum, Inc. for US$250,000 (payable in cash) and 1,000,000 common shares of Tanganyika Oil Ltd., a public company. The cash payment is due on the signing of a definitive agreement which has been signed by both parties and the issuance of shares shall occur upon the receipt of regulatory approval. We have the option to require the purchaser to buy-back or repurchase US$250,000 worth of the purchaser shares issued to us within six months from the date of issuance at a guaranteed price of CDN$0.50 per share. All necessary regulatory approval has been received.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $91,936 cash on hand at March 31, 2002 and $664,512 in receivables due within one year. These amounts are deemed sufficient by us for continued operations at the current level this year. We also have shares and warrants convertible at no cost into shares with a combined total of 1,000,000 shares of Tanganyika Oil Company Ltd. which are worth CDN$0.55 per share at the end of March 2002.

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

            (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                        None

            (b) Reports on Form 8-K filed during the three months ended March
                31, 2002 (incorporated by reference):

                       8-K 2/13/02

                                  DRUCKER, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DRUCKER, INC.


                                               /s/ Ernest Cheung
Date:  May 14, 2002                            ---------------------------------
                                               Ernest Cheung, Secretary