Form 10QSB
period 2002-06-30
DRUCKER INC
filed 2002-08-13
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001042053

For Quarter Ended                                      Commission File Number
June 30, 2002                                           0-29670


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

                         32,476,250 as of June 30, 2002

                                  DRUCKER, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002

                                   (Unaudited)

                            (Stated in U.S. dollars)
                             ----------------------



                                          DRUCKER, INC.
                               INTERIM CONSOLIDATED BALANCE SHEETS
                               June 30, 2002 and December 31, 2001
                                           (Unaudited)
                                    (Stated in U.S. dollars)
                                     ----------------------


                                                                               (Unaudited)         (Audited)
                                                                                June 30,          December 31,
                                                   ASSETS                         2002                2001
                                                   ------                         ----                ----
Current
   Cash and cash equivalents                                                $        292,366    $        473,574
   Accounts receivable - Note 3                                                            -             136,044
   Prepaid expenses                                                                    8,808               1,008
   Due from a related company                                                        103,111             100,000
                                                                            -----------------   -----------------
                                                                                     404,285             710,626
Capital assets, net                                                                      935               1,548
Investments                                                                          312,865                   -
Oil and gas projects - Note 3                                                              -             513,346
                                                                            -----------------   -----------------
                                                                            $        718,085    $      1,225,520
                                                                            -----------------   -----------------
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
   Accounts payable and accrued expenses                                    $         17,826    $        317,880
                                                                            -----------------   -----------------
Stockholders' Equity - Note 2
   Common stock $.001 par value,
    authorized 50,000,000 shares:
    32,476,250 shares issued and outstanding                                          32,115              32,115
Additional paid-in capital                                                         6,843,803           6,843,803
Deficit                                                                        (   6,175,659)      (   5,968,278)
                                                                            -----------------   -----------------
Total stockholders' equity                                                           700,259             907,640
                                                                            -----------------   -----------------
                                                                            $        718,085    $      1,225,520
                                                                            =================   =================

                             SEE ACCOMPANYING NOTES




                                          DRUCKER, INC.
                          INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                    for the three and six months ended June 30, 2002 and 2001
                                           (Unaudited)
                                    (Stated in U.S. dollars)
                                     ----------------------


                                                    Three months ended June 30,         Six months ended June 30,
                                                       2002             2001              2002              2001
                                                       ----             ----              ----              ----
Continued Operations
  Loss from continuing operations
 - Schedule A                                     $        31,896  $        60,151   $        87,330   $       127,469
                                                  ---------------  ---------------   ---------------   ---------------
Discontinued operations:
   Loss from operations of discontinued
    subsidiary - Schedule B                                     -        1,192,378            65,554         1,111,544
   Loss from disposal of subsidiary
    - Note 3                                                    -                -            54,497                 -
                                                  ---------------  ---------------   ---------------   ---------------
                                                                -        1,192,378           120,051         1,111,544
                                                  ---------------  ---------------   ---------------   ---------------
Net loss                                          $        31,896  $     1,252,529   $       207,381   $     1,239,013
                                                  ---------------  ---------------   ---------------   ---------------
Basic loss per share - continuing
 operations                                       $         0.00   $         0.00    $         0.00    $         0.00
                                                  ---------------  ---------------   ---------------   ---------------
Basic loss per share - discontinued
 operations                                       $         0.00   $         0.04    $         0.00    $         0.03
                                                  ---------------  ---------------   ---------------   ---------------
Basic loss per share                              $         0.00   $         0.04    $         0.00    $         0.03
                                                  ---------------  ---------------   ---------------   ---------------
Diluted loss per share - continuing
 operations                                       $         0.00   $         0.00    $         0.00    $         0.00
                                                  ---------------  ---------------   ---------------   ---------------
Diluted loss per share - discontinued
 operations                                       $         0.00   $         0.03    $         0.00    $         0.03
                                                  ---------------  ---------------   ---------------   ---------------
Diluted loss per share                            $         0.00   $         0.03    $         0.00    $         0.03
                                                  ---------------  ---------------   ---------------   ---------------
Weighted average shares outstanding
 - basic                                              32,476,250       32,476,250        32,476,250        32,476,250
                                                  ---------------  ---------------   ---------------   ---------------
Weighted average shares outstanding
 - diluted                                            40,968,315       40,968,315        40,968,315        40,968,315
                                                  ===============  ===============   ===============   ===============

                             SEE ACCOMPANYING NOTES




                                                  DRUCKER, INC.
                      INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                for the six months ended June 30, 2002 and 2001 and for the years ended December 31, 2001 and 2000
                                                   (Unaudited)
                                            (Stated in U.S. dollars)
                                             ----------------------


                                                                                          Additional
                                                                   Common Stock            Paid-in
                                                        -------------------------------
                                                            Shares           Amount        Capital          Deficit         Total
                                                            ------           ------        -------          -------         -----

Balance, December 31, 1999                                   32,476,250   $   32,115  $   6,843,803  $ (  3,463,071)  $   3,412,847
Net income for the six months ended June 30, 2000                     -            -              -         316,176         316,176
                                                             ----------   ----------  -------------  ---------------  --------------
Balance, June 30, 2000                                       32,476,250       32,115      6,843,803    (  3,146,895)      3,729,023
Net income for the six months ended December 31, 2000                 -            -              -          21,467          21,467
                                                             ----------   ----------  -------------  ---------------  --------------
Balance, December 31, 2000                                   32,476,250       32,115      6,843,803    (  3,125,428)      3,750,490
Net income for the six months ended June 30, 2001                     -            -              -     ( 1,239,013)     (1,239,013)
                                                             ----------   ----------  -------------  ---------------  --------------
Balance, June 30, 2001                                       32,476,250       32,115      6,843,803    (  4,364,441       2,511,477
Net loss for the six months ended December 31, 2001                   -            -              -    (  1,603,837)    ( 1,603,837)
                                                             ----------   ----------  -------------  ---------------  --------------
Balance, December 31, 2001                                   32,476,250       32,115      6,843,803    (  5,968,278)        907,640
Net loss for the six months ended June 30, 2002                       -            -              -    (    207,381)    (   207,381)
                                                             ----------   ----------  -------------  ---------------  --------------
Balance, June 30, 2002                                       32,476,250   $   32,115  $   6,843,803  $ (  6,175,659)  $     700,259
                                                             ==========   ==========  =============  ===============  ==============

                             SEE ACCOMPANYING NOTES





                                                                   DRUCKER, INC.
                                                   INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
                                             for the three and six months ended June 30, 2002 and 2001
                                                                    (Unaudited)
                                                             (Stated in U.S. dollars)
                                                              ----------------------

                                                      Three months ended June 30,             Six months ended June 30,
                                                        2002               2001                2002               2001
                                                        ----               ----                ----               ----
Cash flow from operating activities:
   Net loss from continuing operations            $  (      31,896)  $  (      60,151)   $  (      87,330)  $  (     127,469)
   Add item not affecting cash:
     Amortization                                              307                306                 613                613
   Net changes in non-cash working
    capital items related to operations:
     Accounts receivable                                   562,889             18,202              12,031            175,911
     Prepaid expenses                                (       4,808)             7,979       (       7,800)               503
     Due from a related company                      (       1,488)                 -       (       3,111)                 -
     Accounts payable and accrued
      expenses                                       (      11,709)            10,913              95,549            (38,164)
                                                  -----------------   ----------------    ----------------  -----------------
Cash flow provided by (used in)
 operating activities                                      513,295      (      22,751)              9,952             11,394
                                                  -----------------   ----------------    ----------------  -----------------
Cash flows used in investing activities
   Advance on oil and gas project                                -      (     300,000)                  -      (     300,000)
   Proceeds from sale of subsidiary, net of
    cash disposed of                                             -                  -             237,865                  -
   Oil and gas project costs                                     -             46,959       (     117,449)     (      72,841)
   Investments                                       (     312,865)                 -       (     312,865)                 -
                                                  -----------------   ----------------    ----------------  -----------------
Cash flow used in investing activities               (     312,865)     (     253,041)      (     192,449)     (     372,841)
                                                  -----------------   ----------------    ----------------  -----------------
Net increase (decrease) in cash from
 continuing operations                                     200,430      (     275,792)      (     182,497)     (     361,447)
Increase in cash from discontinued
 operations - Note 5                                             -             42,688               1,289            173,242
                                                  -----------------   ----------------    ----------------  -----------------
Increase (decrease) in cash during the
 period                                                    200,430      (     233,104)      (     181,208)     (     188,205)
Cash and cash equivalents, beginning of
 period                                                     91,936            503,018             473,574            458,119
                                                  -----------------   ----------------    ----------------  -----------------
Cash and cash equivalents, end of period          $        292,366   $        269,914    $        292,366   $        269,914
                                                  =================   ================    ================  =================
Cash and cash equivalents consists of:
   Cash                                           $         21,854   $        170,197    $         21,854   $        170,197
   Term deposits                                           270,512             99,717             270,512             99,717
                                                  -----------------   ----------------    ----------------  -----------------
                                                  $        292,366   $        269,914    $        292,366   $        269,914
                                                  =================  =================    ================  =================

Supplemental Disclosure of Cash Flow Information - Note 6

                             SEE ACCOMPANYING NOTES




                                          DRUCKER, INC.                                   Schedule A
                      INTERIM CONSOLIDATED LOSS FROM CONTINUING OPERATIONS
                    for the three and six months ended June 30, 2002 and 2001
                                           (Unaudited)
                                    (Stated in U.S. dollars)
                                     ----------------------


                                                  Three months ended June 30,             Six months ended June 30,
                                                    2002                2001               2002               2001
                                                    ----                ----               ----               ----
Revenue
   Interest income                            $          1,977    $              -   $          3,713   $              -
                                              -----------------   -----------------  -----------------  -----------------
Expenses
   Accounting and audit                                  2,972              10,085             10,703             28,702
   Amortization                                            307                 306                613                613
   Consulting fees                                      22,432              34,443             59,305             68,930
   Foreign exchange loss (gain)                           (204)                668                189                668
   Interest and bank charges                                29                 200                382                450
   Investor relations                                    1,075               1,020              2,095              4,087
   Legal and professional fees                           3,657               4,038              6,334              4,898
   Office and operating costs                            3,480               8,356             10,922             17,709
   Transfer agent fees                                     125                 455                500                832
   Travel                                                    -                 580                  -                580
                                              -----------------   -----------------  -----------------  -----------------
                                                        33,873              60,151             91,043            127,469
                                              -----------------   -----------------  -----------------  -----------------
Net loss from continuing operations           $  (      31,896)   $  (      60,151)  $  (      87,330)  $  (     127,469)
                                              =================   =================  =================  =================

                             SEE ACCOMPANYING NOTES




                                          DRUCKER, INC.                        Schedule B
                     INTERIM CONSOLIDATED LOSS FROM DISCONTINUED OPEARATIONS
                    for the three and six months ended June 30, 2002 and 2001
                                           (Unaudited)
                                    (Stated in U.S. dollars)
                                     ----------------------


                                                    Three months ended June 30,         Six months ended June 30,
                                                       2002             2001              2002              2001
                                                       ----             ----              ----              ----

Revenue
   Oil and natural gas                            $            -   $      540,963    $       81,796    $    1,196,794
   Royalties                                                   -      (   265,072)      (    40,080)      (   586,429)
                                                  --------------   ---------------   ---------------   ---------------
                                                               -          275,891            41,716           610,365
   Interest income                                             -            3,317               113             7,954
                                                  --------------   ---------------   ---------------   ---------------
                                                               -          279,208            41,829           618,319
                                                  --------------   ---------------   ---------------   ---------------
Expenses
   Production expenses - Schedule 1                            -          234,422            40,540           428,879
   Depletion                                                   -           38,531            15,637            88,251
   General and administrative expenses
    - Schedule 2                                               -              169                 -             1,103
   Exploration expenses - Schedule 3                           -            1,929                 -            15,095
                                                  --------------   ---------------   ---------------   ---------------
                                                               -          275,051            56,177           533,328
                                                  --------------   ---------------   ---------------   ---------------
Other item:
   Write-down of oil and gas projects                          -        1,196,535            51,206         1,196,535
                                                  --------------   ---------------   ---------------   ---------------
Net loss from discontinued operations             $            -   $  ( 1,192,378)   $  (    65,554)   $  ( 1,111,544)
                                                  ==============   ===============   ===============   ===============


                             SEE ACCOMPANYING NOTES




                                          DRUCKER, INC.                              Schedule 1
                      INTERIM CONSOLIDATED SCHEDULE OF PRODUCTION EXPENSES
                    for the three and six months ended June 30, 2002 and 2001
                                           (Unaudited)
                                     (Stated in US Dollars)
                                      --------------------


                                                    Three months ended June 30,         Six months ended June 30,
                                                      2002              2001              2002             2001
                                                      ----              ----              ----             ----
Administration                                   $            -   $       55,813    $       14,827    $       86,264
General operating expenses                                    -           22,996                 -            22,996
Handling and trucking                                         -          155,613            25,713           319,619
                                                 --------------   --------------    --------------    --------------
                                                 $            -   $      234,422    $       40,540    $      428,879
                                                 ==============   ==============    ==============    ==============


                             SEE ACCOMPANYING NOTES




                                          DRUCKER, INC.                        Schedule 2
              INTERIM CONSOLIDATED SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
                    for the three and six months ended June 30, 2002 and 2001
                                           (Unaudited)
                                     (Stated in US Dollars)
                                      --------------------


                                                       Three months ended June 30,          Six months ended June 30
                                                         2002              2001              2002              2001
                                                         ----              ----              ----              ----
Interest and bank charges                           $             -   $           169   $             -   $           443
Legal and professional                                            -                 -                 -               660
                                                    ---------------   ---------------   ---------------   ---------------
                                                    $             -   $           169   $             -   $         1,103
                                                    ===============   ===============   ===============   ===============

                             SEE ACCOMPANYING NOTES




                                          DRUCKER, INC.                        Schedule 3
                      INTERIM CONSOLIDATED SCHEDULE OF EXPLORATION EXPENSES
                    for the three and six months ended June 30, 2002 and 2001
                                           (Unaudited)
                                     (Stated in US Dollars)
                                      --------------------


                                                    Three months ended June 30,         Six months ended June 30,
                                                      2002              2001              2002             2001
                                                      ----              ----              ----             ----

Administration                                   $             -  $             -   $             -   $           341
Geological/geophysical                                         -                -                 -             9,555
Seismic expenditure                                            -            1,929                 -             5,199
                                                 ---------------  ---------------   ---------------   ---------------
                                                 $             -  $         1,929   $             -   $        15,095
                                                 ===============  ===============   ===============   ===============


                             SEE ACCOMPANYING NOTES

                                  DRUCKER, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                  (Unaudited )
                            (Stated in U.S. Dollars)
                             ----------------------


Note 1        Interim Reporting
              -----------------

              While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's December 31, 2001 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 2001 annual financial statements.

Note 2        Common Stock
              ------------

              Commitments

              Share Purchase Warrants

              At June 30, 2002, 5,542,065 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the Company at $0.40 per unit until the earlier of March 31, 2003 and the 90th day after the day on which the weighted average trading price of the Company's shares exceed $0.60 per share for 10 consecutive trading days. Each unit consists of one common share of the Company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the Company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants.

              Share Purchase Options

              At June 30, 2002, 2,950,000 share purchase options are outstanding. Each option entitles the holder thereof the right to acquire one common share of the Company at $0.40 per share. These options expire on June 30, 2004

Drucker, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2002
(Unaudited)
(Stated in U.S. Dollars) - Page 2
 ----------------------


Note 3        Oil and Gas Projects
              --------------------

              By an agreement dated February 1, 2002, the Company disposed of it's wholly-owned subsidiary, Drucker Petroleum, Inc., for CDN$900,000 (US$562,865).

              Drucker Petroleum, Inc. held a 20% participating interest in a production sharing agreement in respect to an oil and gas concession in Egypt.

              The consideration paid on closing as follows:
              - US$250,000 (CDN$400,000 (received));
              - 200,000 common shares of the purchaser, a public company, at
                CDN$0.50 per share (received); and
              - 800,000 special warrants of the purchaser at CDN$0.50 per warrant (received). Each special warrant is exercisable (without additional consideration) into one common share of the purchaser for a period of six months following the closing. At any time prior to the expiry of the term of the special warrants, the Company may cancel the special warrants and the purchaser shall pay US$250,000 to the Company within five business days of the receipt of the cancellation notice.

              The loss from disposal of subsidiary has been calculated as follows:

             Proceeds                                              $   562,865
             Less:   net identifiable assets          1,315,537
                     net identifiable liabilities       698,175        617,362
                                                      ---------    ------------
             Loss from disposal of subsidiary                      $  ( 54,497)
                                                                   ============

Drucker, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2002
(Unaudited)
(Stated in U.S. Dollars) - Page 3
 ----------------------


Note 4        Segmented Information
              ---------------------

              The Company's industry segment is the oil and gas industry.  The
              Company's geographic segments are Canada, Egypt and Algeria.

                                                                           June 30, 2002
                                                   ---------------------------------------------------------------

                                                       Canada          Egypt          Algeria          Total
             Identifiable Assets
              Current                              $     404,119   $           -  $         166   $     404,285
              Capital assets, net                            935               -              -             935
              Oil and gas projects                       312,865               -              -         312,865
                                                   -------------   -------------  -------------   -------------
                                                   $     718,085   $           -  $         166   $     718,085
                                                   =============   =============  =============   =============

                                                                         December 31, 2001
                                                   ---------------------------------------------------------------
                                                       Canada          Egypt          Algeria          Total
             Identifiable Assets
              Current                              $     710,626   $           -  $           -   $     710,626
              Capital assets, net                          1,548               -              -           1,548
              Oil and gas projects                             -         513,346              -         513,346
                                                   -------------   -------------  -------------   -------------
                                                   $     712,174   $     513,346  $           -   $   1,225,520
                                                   =============   =============  =============   =============

                                                     Three months ended June 30,           Six months ended June 30,
                                                  ----------------------------------   ----------------------------------

                                                        2002             2001                2002             2001
                                                        ----             ----                ----             ----
             Gross Revenue Oil and Gas
              Canada                              $            -   $            -      $            -   $            -
              Egypt                                            -          540,963              81,796        1,196,794
              Algeria                                          -                -                   -                -
                                                   -------------    -------------      --------------   --------------
                                                  $            -   $      540,963      $       81,796   $    1,196,794
                                                   =============    =============      ==============   ==============
             Net income (loss)
              Canada                              $  (    31,896)  $  (    60,151)     $ (     87,330)  $ (    127,469)
              Egypt                                            -       (1,192,378)       (    120,051)      (1,111,544)
              Algeria                                          -                -                   -                -
                                                   -------------    -------------      --------------   --------------
                                                  $  (    31,896)  $  ( 1,252,529)     $ (    207,381)  $ (  1,239,013)
                                                   =============    =============      ==============   ==============

Drucker, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2002
(Unaudited)
(Stated in U.S. Dollars) - Page 4
 ----------------------


Note 5        Statements of Cash Flows

                                                               Three months ended               Six months ended
                                                                    June 30,                        June 30,
             Increase in cash from discontinued              2002             2001            2002            2001
                                                             ----             ----            ----            ----
              operations
              Operating Activities
               Net loss for the period                  $          -    $ (1,192,378)    $ (  120,051)   $ (1,111,544)
               Items not affecting cash:
                 Depletion                                         -          38,531           15,637          88,251
                 Write-down of oil and gas project                 -       1,196,535           51,206       1,196,535
                 Loss from disposal of subsidiary                  -               -           54,497               -
                                                        ------------    -------------    -------------   -------------
                                                        $          -    $     42,688     $      1,289    $    173,242
                                                        ============    =============    =============   =============


Note 6   Supplementary Disclosure of Cash Flow Information

                                                    Three months ended June 30,         Six months ended June 30,
                                                       2002              2001             2002              2001
                                                       ----              ----             ----              ----
              Cash paid for:
               Interest                          $           -     $           -    $           -     $           -
                                                 =============     =============    =============     =============
               Income taxes                      $           -     $           -    $           -     $           -
                                                 =============     =============    =============     =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE SAME PERIOD IN 2001.

     We (referred in this report as Drucker, Inc. and/or its subsidiaries) have presented our quarterly interim consolidated financial statements and you should read them in conjunction with our consolidated financial statements and related notes in our 10KSB annual report for 2001. For the first six months in 2002, gross oil revenue amounted to $81,796 compared to $1,196,794 from production in the same six months in 2001. This revenue was generated from oil produced from the West Gharib project in Egypt where we had a 20% working interest and which has been sold. Expenses of production were $40,540 for our share of production of 5,951 barrels or $6.81 per barrel, depletion was $15,637, for total production expenses of $56,177 in the first six months in 2002. In the same period in 2001, the production expenses were $428,879, depletion was $88,251, the general and administrative expenses were $1,103, and the exploration expenses were $15,095 for a total of $533,328. The write-down of West Gharib project were $51,206 and loss on disposal of Drucker Petroleum Inc. were $54,497. The general and administrative expenses for the continuing operations were $91,043 in the first six months in 2002 compared to $127,469 in 2001. The net loss from the period in 2002 was $207,381 and from the same period in 2001 $1,239,013. The loss per share was $0.00 in 2002 compared to $0.03 in 2001.

         By an agreement dated February 1, 2002, we agreed to dispose of our wholly owned subsidiary Drucker Petroleum, Inc. for US$250,000 and 1,000,000 common shares of Tanganyika Oil Ltd., a public company. The sale of our 20% interest in West Gharib Block, Egypt has been completed in May 2002. We have received US$250,000 and securities of Tanganyika Oil Company Ltd. which consist of 200,000 common shares at a deemed share price of CDN$0.50 per share and 800,000 special warrants convertible at no cost into 800,000 common shares also at a deemed share price of CDN$0.50 per share. Before November 1, 2002, we may cancel the special warrants and Tanganyika Oil shall pay US$250,000 to us. All necessary regulatory approval has been received. Besides our interest in Tanganyika Oil, we plan to seek other investment opportunities and may also buy back our own stock from time to time at market prices with no specificity.


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE SAME PERIOD IN 2001.

            For the three months ended in June 30, 2002, no oil revenue was received as compared to a gross oil revenue of $540,963 from production in the same three months in 2001. This revenue was generated from oil produced from the West Gharib project in Egypt where we had a 20% working interest and which has been sold. There was no production related expenses in the three months ended June 30, 2002 whereas in the same period in 2001, the production expenses were $234,422, depletion was $38,531, the general and administrative expenses were $169, and the exploration expenses were $1,929 for a total of $275,051. The general and administrative expenses for the continuing operations were $33,873 in the three months ended June 30, 2002 compared to $60,151 in 2001. The net loss from the period in 2002 was $31,896 and for 2001 $1,252,529. The loss per share was $0.00 for the period in 2002 compared to $0.04 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $292,366 cash on hand at June 30, 2002 and $103,111 in receivables due within one year. These amounts are deemed sufficient by us for continued operations at the current level this year. We also have shares and warrants convertible at no cost into shares with a combined total of 1,000,000 shares of Tanganyika Oil Company Ltd. which are worth CDN$0.60 per share at the end of June 2002.

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

            (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                        None

            (b) Reports on Form 8-K filed during the three months ended June 30,
                2002 (incorporated by reference):

                        None

                                  DRUCKER, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DRUCKER, INC.


                                               /s/ Gerry Runolfson
Date:  August 13, 2002                         ---------------------------------
                                               Gerry Runolfson, President