Form 10QSB
period 2002-09-30
DRUCKER INC
filed 2002-11-13
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001042053

For Quarter Ended                                      Commission File Number
September 30, 2002                                           0-29670


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

                       32,476,250 as of September 30, 2002

                                  DRUCKER, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2002 and December 31, 2002

                                   (Unaudited)

                            (Stated in U.S. dollars)
                             ----------------------



                                          DRUCKER, INC.
                               INTERIM CONSOLIDATED BALANCE SHEETS
                                   2002 and December 31, 2001
                                    (Stated in U.S. dollars)
                                           (Unaudited)
                                            ---------


                                                                               (Unaudited)         (Audited)
                                                                              September 30,       December 31,
                                                   ASSETS                         2002                2001
                                                   ------                         ----                ----

Current
   Cash and cash equivalents                                                $        258,941    $              -
   Accounts receivable                                                                   657                   -
   Prepaid expenses                                                                    6,613               1,008
   Due from a related company                                                        104,399             100,000
   Current assets of discontinued operations - Note 4                                    166             707,845
                                                                            -----------------   -----------------
                                                                                     370,776             808,853
Capital assets, net                                                                      628               1,548
Investments                                                                          312,865                   -
Long-tem assets of discontinued operations - Note 4                                        -             513,346
                                                                            -----------------   -----------------
                                                                            $        684,269    $      1,323,747
                                                                            =================   =================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current
   Bank indebtedness                                                        $              -    $         98,227
   Accounts payable and accrued expenses                                              19,889              21,103
   Current liabilities of discontinued operations - Note 4                                 -             296,777
                                                                            -----------------   -----------------
                                                                                      19,889             416,107
                                                                            -----------------   -----------------
Stockholders' Equity - Note 3
   Common stock $.001 par value, authorized 50,000,000 shares:
    32,476,250 shares issued and outstanding                                          32,115              32,115
Additional paid-in capital                                                         6,843,803           6,843,803
Deficit                                                                        (   6,211,538)      (   5,968,278)
                                                                            -----------------   -----------------
Total stockholders' equity                                                           664,380             907,640
                                                                            $        684,269    $      1,323,747
                                                                            =================   =================


                            SEE ACCOMPANYING NOTES.



                                                           DRUCKER, INC.
                                           INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                               for the three and nine month periods ended September 30, 2002 and 2001
                                                      (Stated in U.S. dollars)
                                                            (Unaudited)
                                                             ---------


                                                         Three months ended                 Nine months ended
                                                           September 30,                      September 30,
                                                       2002             2001              2002              2001
                                                       ----             ----              ----              ----
Continued Operations
  Loss from continuing operations
 - Schedule A                                     $  (     35,879) $  (     54,918)  $  (    123,209)  $  (    180,836)
                                                  ---------------- ----------------  ----------------  ----------------
Discontinued operations:
   Income (loss) from operations of
    discontinued subsidiaries - Schedule B                      -           18,439      (     65,554)     (  1,094,656)
   Loss from disposal of subsidiary
    - Note 4                                                    -                -      (     54,497)                -
                                                  ---------------- ----------------  ----------------  ----------------
                                                                -           18,439      (    120,051)     (  1,094,656)
                                                  ---------------- ----------------  ----------------  ----------------
Net loss for the period                           $  (     35,879) $  (     36,479)   $ (    243,260)   $ (  1,275,492)
                                                  ================ ================  ================  ================
Basic and diluted loss per share
 - continuing operations                          $ (        0.00)  $(        0.00)   $(        0.00)   $(        0.01)
                                                  ================ ================  ================  ================
Basic and diluted loss per share
 - discontinued operations                        $ (        0.00)  $(        0.00)   $(        0.00)   $(        0.03)
                                                  ================ ================  ================  ================
Basic and diluted loss per share                  $ (        0.00)  $(        0.00)   $(        0.01)   $(        0.04)
                                                  ---------------- ----------------  ----------------  ----------------
Weighted average shares outstanding
 - basic and diluted                                   32,476,250       32,476,250        32,476,250        32,476,250
                                                  ================ ================  ================  ================



                             SEE ACCOMPANYING NOTES


                                          DRUCKER, INC.
                          INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
                      for the nine months ended September 30, 2002 and 2001
                                    (Stated in U.S. dollars)
                                           (Unaudited)
                                            ---------


                                                                                Nine months ended September 30,
                                                                                   2002                 2001
                                                                                   ----                 ----

Cash flow from operating activities:
   Net loss from continuing operations                                      $        (123,209)   $  (      180,836)
   Add items not affecting cash:
     Amortization                                                                         920                  920
   Net changes in non-cash working capital items
    related to operations:
     Accounts receivable                                                       (          657)                 731
     Prepaid expenses                                                          (        5,605)                 537
     Due from a related company                                                (        4,399)                   -
     Accounts payable and accrued expenses                                     (        1,214)      (        9,246)
                                                                            -----------------    ------------------
Cash flow used in operating activities                                         (      134,164)      (      187,894)
                                                                            -----------------    ------------------
Cash flows used in investing activities
   Proceeds from sale of subsidiary                                                   562,865                    -
   Investments                                                                 (      312,865)                   -
   Advances from discontinued operations of disposed subsidiary                       241,332              205,939
                                                                            -----------------    ------------------
Cash flow provided from investing activities                                          491,332              205,939
                                                                            -----------------    ------------------
Net increase in cash from continuing operations                                       357,168               18,045
Decrease in cash from discontinued operations - Note 4                         (      571,635)      (      177,414)
                                                                            -----------------    ------------------
Decrease in cash during the period                                             (      214,467)      (      159,369)
Cash and cash equivalents, beginning of period                                        473,574              458,119
                                                                            -----------------    ------------------
Cash and cash equivalents, end of period                                    $         259,107    $         298,750
                                                                            =================    ==================
Cash and cash equivalents consists of:
   Cash and short-term investments - continuing operations                  $         258,941    $          16,258
   Cash and short-term investments - discontinued operations
   - Note 4                                                                               166              282,492
                                                                            -----------------    ------------------
                                                                            $         259,107    $         298,750
                                                                            =================    ==================
Supplemental disclosure of cash flow information
     Cash paid for income taxes                                             $               -    $               -
                                                                            =================    ==================
     Cash paid for interest                                                 $               -    $               -
                                                                            =================    ==================


                             SEE ACCOMPANYING NOTES


                                                  DRUCKER, INC.
                                       INTERIM CONSOLIDATED STATEMENTS OF
                                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  for the nine months ended September 30, 2002
                               and for the years ended December 31, 2001 and 2000
                                            (Stated in U.S. dollars)
                                                   (Unaudited)




                                                                               Additional
                                                  Common Stock                  Paid-in          Accumulated
                                      -------------------------------------
                                            Shares            Amount            Capital            Deficit             Total
                                            ------            ------            -------            -------             -----

Balance, December 31, 1999                   32,476,250  $          32,115 $       6,843,803  $  (    3,463,071) $       3,412,847

Net income for the year ended
 December 31, 2000                                    -                  -                 -            337,643            337,643
                                             ----------  ----------------- ----------------- ------------------- ------------------
Balance, December 31, 2000                   32,476,250             32,115         6,843,803     (    3,125,428)         3,750,490
Net loss for the year ended
 December 31, 2001                                    -                  -                 -     (    2,842,850)    (    2,842,850)
                                             ----------  ----------------- ----------------- ------------------- ------------------
Balance, December 31, 2001                   32,476,250             32,115         6,843,803     (    5,968,278)           907,640
Net loss for the nine months ended
 September 30, 2002                                   -                  -                 -     (      243,260)    (      243,260)
                                             ----------  ----------------- ----------------- ------------------- ------------------
Balance, September 30, 2002                  32,476,250  $          32,115 $       6,843,803  $  (    6,211,538) $         664,380
                                             ==========  ================= =================  ================== ==================


                             SEE ACCOMPANYING NOTES


                                              DRUCKER, INC.                                     Schedule A
                                     INTERIM CONSOLIDATED LOSS FROM
                              CONTINUING OPERATIONS for the three and nine
                                months ended September 30, 2002 and 2001
                                               (Unaudited)
                                       (Stated in U.S. dollars)
                                        ----------------------


                                                       Three months ended                     Nine months ended
                                                         September 30,                          September 30,
                                                    2002                2001               2002               2001
                                                    ----                ----               ----               ----
Revenue
   Interest income                            $          2,084    $              -   $          5,797   $              -

Expenses
   Accounting and audit                                  2,914               5,776             13,617             34,478
   Amortization                                            307                 307                920                920
   Consulting fees                                      30,264              34,359             89,569            103,289
   Foreign exchange loss                                   409                 702                598              1,370
   Interest and bank charges                                37                  73                419                492
   Investor relations                                      524                 448              2,620              4,535
   Legal and professional fees                           1,522               3,347              7,856              6,725
   Office and operating costs                            1,986               9,781             12,907             28,070
   Transfer agent fees                                       -                 125                500                957
                                              -----------------   -----------------  -----------------  -----------------
                                                 (      37,963)      (      54,918)     (     129,006)     (     180,836)
                                              -----------------   -----------------  -----------------  -----------------
Net loss from continuing operations           $  (      35,879)   $  (      54,918)  $  (     123,209)  $  (     180,836)
                                              =================   =================  =================  =================


                             SEE ACCOMPANYING NOTES



                                                  DRUCKER, INC.                                      Schedule B
                                         INTERIM CONSOLIDATED LOSS FROM
                                 DISCONTINUED OPERATIONS for the three and nine
                                    months ended September 30, 2002 and 2001
                                                   (Unaudited)
                                            (Stated in U.S. dollars)
                                             ----------------------

                                                         Three months ended                 Nine months ended
                                                           September 30,                      September 30,
                                                       2002             2001              2002              2001
                                                       ----             ----              ----              ----

Revenue
   Oil and natural gas                            $            -   $      432,519    $       81,796    $    1,629,313
   Royalties                                                   -      (   211,934)      (    40,080)      (   798,363)
                                                  --------------   ---------------   ---------------   ---------------
                                                               -          220,585            41,716           830,950
   Interest income                                             -            1,320               113             9,275
                                                  --------------   ---------------   ---------------   ---------------
                                                               -          221,905            41,829           840,225
                                                  --------------   ---------------   ---------------   ---------------
Expenses
   Production expenses - Schedule C                            -          166,572            40,540           595,451
   Depletion                                                   -           35,461            15,637           123,712
   General and administrative expenses
    - Schedule D                                               -               41                 -             2,696
   Exploration expenses - Schedule E                           -            1,392                 -            16,487
                                                  --------------   ---------------   ---------------   ---------------
                                                               -          203,466            56,177           738,346
                                                  --------------   ---------------   ---------------   ---------------
Other item:
   Write-down of oil and gas projects                          -                -            51,206         1,196,535
                                                  --------------   ---------------   ---------------   ---------------
Net income (loss) from discontinued
 operations                                       $            -   $       18,439    $  (    65,554)   $  ( 1,094,656)
                                                  ==============   ===============   ===============   ===============


                             SEE ACCOMPANYING NOTES



                                          DRUCKER, INC.                                                  Schedule C
                      INTERIM CONSOLIDATED SCHEDULE OF PRODUCTION EXPENSES
                                  FROM DISCONTINUED OPERATIONS
                 for the three and nine months ended September 30, 2002 and 2001
                                           (Unaudited)
                                     (Stated in US Dollars)
                                      --------------------


                                                        Three months ended                  Nine months ended
                                                           September 30,                      September 30,
                                                      2002              2001              2002             2001
                                                      ----              ----              ----             ----

Administration                                   $            -   $       19,687    $       14,827    $      105,951
General operating expenses                                    -            3,845                 -            26,841
Handling and trucking                                         -          143,040            25,713           462,659
                                                 --------------   --------------    --------------    --------------
                                                 $            -   $      166,572    $       40,540    $      595,451
                                                 ==============   ==============    ==============    ==============


                             SEE ACCOMPANYING NOTES



                                          DRUCKER, INC.                                         Schedule D
              INTERIM CONSOLIDATED SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
                                  FROM DISCONTINUED OPERATIONS
                 for the three and nine months ended September 30, 2002 and 2001
                                           (Unaudited)
                                     (Stated in US Dollars)
                                      --------------------


                                                      Three months ended                   Nine months ended
                                                         September 30,                       September 30,
                                                    2002              2001              2002              2001
                                                    ----              ----              ----              ----

Interest and bank charges                      $             -   $            41  $              -   $           516
Legal and professional                                       -                 -                 -             2,180
                                               ---------------   ---------------  ----------------   ---------------
                                               $             -   $            41  $              -   $         2,696
                                               ===============   ===============  ================   ===============


                             SEE ACCOMPANYING NOTES



                                          DRUCKER, INC.                                           Schedule E
                      INTERIM CONSOLIDATED SCHEDULE OF EXPLORATION EXPENSES
                                  FROM DISCONTINUED OPERATIONS
                 for the three and nine months ended September 30, 2002 and 2001
                                           (Unaudited)
                                     (Stated in US Dollars)
                                      --------------------


                                                        Three months ended                  Nine months ended
                                                           September 30,                      September 30,
                                                      2002              2001              2002             2001
                                                      ----              ----              ----             ----
Administration                                   $             -  $             -   $             -   $           341
Geological/geophysical                                         -                -                 -             9,555
Seismic expenditure                                            -            1,392                 -             6,591
                                                 ---------------  ---------------   ---------------   ---------------
                                                 $             -  $         1,392   $             -   $        16,487
                                                 ===============  ===============   ===============   ===============


                             SEE ACCOMPANYING NOTES

                                  DRUCKER, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                            (Stated in U.S. dollars)
                                   (Unaudited)
                                    ---------


Note 1        Interim Reporting
              -----------------

              While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's December 31, 2001 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 2001 annual financial statements.

Note 2        Significant Accounting Policy
              -----------------------------

              Principal of Consolidation

              These interim consolidated financial statements include the accounts of Drucker, Inc. and its wholly-owned subsidiaries, Drucker Petroleum Inc., Drucker Petroleum (Algeria) Inc. and Drucker Mining Inc. Drucker Mining Inc. was incorporated in Canada on July 23, 2002. All inter-company transactions have been eliminated. Drucker, Petroleum Inc. was disposed of on February 4, 2002.

Note 3        Common Stock
              ------------

              Commitments

              Share Purchase Warrants

              At September 30, 2002, 5,542,065 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the Company at $0.40 per unit until the earlier of March 31, 2003 and the 90th day after the day on which the weighted average trading price of the Company's shares exceed $0.60 per share for 10 consecutive trading days. Each unit consists of one common share of the Company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the Company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants.

              Share Purchase Options

              At September 30, 2002, 2,950,000 share purchase options are outstanding. Each option entitles the holder thereof the right to acquire one common share of the Company at $0.40 per share. These options expire on September 30, 2004.

Drucker, Inc.
Notes to Interim Consolidated Financial Statements
September 30, 2002
(Stated in U.S. dollars)
(Unaudited) -- Page 2


Note 4        Discontinued Operations
              -----------------------

              Drucker Petroleum, Inc.

              By an agreement dated February 1, 2002, the Company disposed of it's wholly-owned subsidiary, Drucker Petroleum, Inc., for CDN$900,000 (US$562,865).

              Drucker Petroleum, Inc. held a 20% participating interest in a production sharing agreement in respect to an oil and gas concession in Egypt.

              The consideration paid on closing was as follows:
              -        US$250,000 (CDN$400,000 (received));

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

              The loss from disposal of subsidiary has been calculated as follows:

             Proceeds                                               $   562,865
             Less:   net identifiable assets           1,012,965
                     net identifiable liabilities        395,603        617,362
                                                       ---------    ------------
             Loss from disposal of subsidiary                       $  ( 54,497)
                                                                    ============

             Drucker Petroleum (Algeria) Inc.

             During the three month period ended March 31, 2002, management of the Company discontinued its oil and gas operations in Algeria.

             The consolidated balance sheets include the following amounts related to the discontinued operations of Drucker Petroleum, Inc. and Drucker Petroleum (Algeria) Inc.

Drucker, Inc.
Notes to Interim Consolidated Financial Statements
September 30, 2002
(Stated in U.S. dollars)
(Unaudited) -- Page 3


Note 4        Discontinued Operations - (cont'd)
              -----------------------

                                                                                 September 30,     December 31,
                                                                                     2002              2001
                                                                                     ----              ----

             Cash and short-term investments                                   $          166    $      571,801
             Accounts receivable                                                            -           136,044
                                                                               --------------    --------------
             Current assets of discontinued operations                         $          166    $      707,845
                                                                               ==============    ==============
             Oil and gas projects                                              $            -    $      513,346
                                                                               --------------    --------------
             Long-term assets of discontinued operations                       $            -    $      513,346
                                                                               ==============    ==============
             Accounts payable and accrued liabilities                          $            -    $      296,777
                                                                               --------------    --------------
             Current liabilities of discontinued operations                    $            -    $      296,777
                                                                               ==============    ==============

             Cash flows from discontinued operations are as follows:

                                                                                            Nine months ended
                                                                                              September 30,
                                                                                          2002             2001
                                                                                          ----             ----
            Operating Activities
              Net loss for the period                                          $ (    120,051)   $ (  1,094,657)
              Item not involving cash:
                 Write-off of oil and gas property                                          -         1,196,535
                 Net loss on disposal of subsidiary                                    54,497                 -
              Changes in non-cash working capital balances consist of:
                 Accounts receivable                                                   12,031           131,313
                 Accounts payable and accrued expenses                                 98,826           145,148
                                                                                --------------    --------------
                                                                                       45,303           378,339
                                                                                --------------    --------------
            Financing Activity
               Advances to parent company                                        (    241,332)     (    205,939)
                                                                                --------------    --------------
            Investing Activities
              Advance on oil and gas project                                                -      (    325,000)
              Oil and gas project costs                                          (     50,606)     (     24,814)
                                                                                --------------    --------------
                                                                                 (     50,606)     (    349,814)
                                                                                --------------    --------------

Drucker, Inc.
Notes to Interim Consolidated Financial Statements
September 30, 2002
(Stated in U.S. dollars)
(Unaudited) -- Page 4


Note 4        Discontinued Operations - (cont'd)
              -----------------------

             Cash flows from discontinued operations are as follows: - (cont'd)

                                                                                              September 30,
                                                                                          2002             2001
                                                                                          ----             ----
            Decrease in cash prior to disposal                                         (    246,635)   (    177,414)

            Cash balance of subsidiaries on disposal                                   (    325,000)              -
                                                                                     --------------- ---------------
            Decrease in cash from discontinued operations during the period          $ (    571,635) $ (    177,414)
                                                                                     =============== ===============


Note 5        Segmented Information

              The Company's industry segment was the oil and gas industry.  The Company's  geographic segments are Canada, Egypt and
              Algeria.

                                                                         September 30, 2002
                                                   ---------------------------------------------------------------
                                                       Canada          Egypt          Algeria          Total
             Identifiable Assets
              Current                              $     370,610   $           -  $         166   $     370,776
              Capital assets, net                            628               -              -             628
              Investments                                312,865               -              -         312,865
                                                   -------------   -------------  -------------   -------------
                                                   $     684,103   $           -  $         166   $     684,269
                                                   =============   =============  =============   =============

                                                                         December 31, 2001
                                                   ---------------------------------------------------------------
                                                       Canada          Egypt          Algeria          Total
             Identifiable Assets
              Current                              $     808,853   $           -  $           -   $     808,853
              Capital assets, net                          1,548               -              -           1,548
              Oil and gas projects                             -         513,346              -         513,346
                                                   -------------   -------------  -------------   -------------
                                                   $     810,401   $     513,346  $           -   $   1,323,747
                                                   =============   =============  =============   =============

Drucker, Inc.
Notes to Interim Consolidated Financial Statements
September 30, 2002
(Stated in U.S. dollars)
(Unaudited) -- Page 5



Note 5        Segmented Information - (cont'd)
              ---------------------

                                                         Three months ended                    Nine months ended
                                                            September 30,                        September 30,
                                                  ----------------------------------   ----------------------------------
                                                        2002             2001                2002             2001
                                                        ----             ----                ----             ----
             Gross Revenue Oil and Gas
              Canada                              $            -   $            -      $            -   $            -
              Egypt                                            -          432,519              81,796        1,629,313
              Algeria                                          -                -                   -                -
                                                  ---------------  ---------------     ---------------  ---------------
                                                  $            -   $      432,519      $       81,796   $    1,629,313
                                                  ===============  ===============     ===============  ===============
             Net (loss) income
              Canada                              $  (    35,879)  $  (    54,918)     $ (    123,209)  $ (    180,836)
              Egypt                                            -           18,439        (    120,051)         104,093
              Algeria                                          -                -                   -     (  1,198,749)
                                                  ---------------  ---------------     ---------------  ---------------
                                                  $  (    35,959)  $  (    36,479)     $ (    243,260)  $ (  1,275,492)
                                                  ===============  ===============     ===============  ===============

Note 6        New Accounting Standards

              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 7        Comparative Figures

              Certain prior year's comparative figures have been reclassified to conform with the presentation adopted in the current period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE SAME PERIOD IN 2001.

     We (referred in this report as Drucker, Inc. and/or its subsidiaries) have presented our quarterly interim consolidated financial statements and you should read them in conjunction with our consolidated financial statements and related notes in our 10KSB annual report for 2001. For the first nine months in 2002, gross oil revenue amounted to $81,796 compared to $1,629,313 from production in the same nine months in 2001. This revenue was generated from oil produced from the West Gharib project in Egypt where we had a 20% working interest and which has been sold. Expenses of production were $40,540 for our share of production of 5,951 barrels or $6.81 per barrel, depletion was $15,637, for total production expenses of $56,177 in the first nine months in 2002. In the same period in 2001, the production expenses were $595,451, depletion was $123,712, the general and administrative expenses were $2,696, and the exploration expenses were $16,487 for a total of $738,346. The write-down of West Gharib project were $51,206 and loss on disposal of Drucker Petroleum Inc. were $54,497. The general and administrative expenses for the continuing operations were $129,006 in the first nine months in 2002 compared to $180,836 in 2001. The net loss from the period in 2002 was $243,260 and from the same period in 2001 $1,275,492. The loss per share was $0.01 in 2002 compared to $0.04 in 2001.

         By an agreement dated February 1, 2002, we agreed to dispose of our wholly owned subsidiary Drucker Petroleum, Inc. for US$250,000 and 1,000,000 common shares of Tanganyika Oil Ltd., a public company. The sale of our 20% interest in West Gharib Block, Egypt has been completed in May 2002. We have received US$250,000 and securities of Tanganyika Oil Company Ltd. which consist of 200,000 common shares at a deemed share price of CDN$0.50 per share and 800,000 special warrants convertible at no cost into 800,000 common shares also at a deemed share price of CDN$0.50 per share. The Company is currently seeking investment opportunities.


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE SAME PERIOD IN 2001.

            For the three months ended in September 30, 2002, no oil revenue was received as compared to a gross oil revenue of $432,519 from production in the same three months in 2001. This revenue was generated from oil produced from the West Gharib project in Egypt where we had a 20% working interest and which has been sold. There was no production related expenses in the three months ended June 30, 2002 whereas in the same period in 2001, the production expenses were $166,572, depletion was $35,461, the general and administrative expenses were $41, and the exploration expenses were $1,392 for a total of $203,466. The general and administrative expenses for the continuing operations were $37,963 in the three months ended September 30, 2002 compared to $54,918 in 2001. The net loss from the period in 2002 was $35,879 and for 2001 $36,479. The loss per share was $0.00 for the period in 2002 compared to $0.00 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $258,941 cash on hand at September 30, 2002 and $105,056 in receivables due before the year end. These amounts are deemed sufficient by us for continued operations at the current level this year. We also have shares and warrants convertible at no cost into shares with a combined total of 1,000,000 shares of Tanganyika Oil Company Ltd. which are worth CDN$0.52 per share at the end of September 2002.

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

            (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:


            (a) Exhibit 99.14


            (b) Reports on Form 8-K filed during the three months ended
                September 30, 2002 (incorporated by reference):

                        None

                                  DRUCKER, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DRUCKER, INC.



                                               /s/ Gerry Runolfson
Date:  November 13, 2002                       ---------------------------------
                                               Gerry Runolfson, President