Form 10KSB
period 2002-12-31
DRUCKER INC
filed 2003-03-26
CIK 1042053

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 2002
                         Commission file number 0-29670


                                  DRUCKER, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


Delaware                                                N/A
----------                                             -----
(State or other jurisdiction                   (I.R.S. Employer of incorporation
or organization)                               Identification No.)


            #1- 1035 Richards Street, Vancouver, B.C. Canada V6B 3E4
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

                      Yes [X]        No [_]

Indicate by check mark if disclosure of delinquent filers in Response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                      Yes [_]           No [X]

Registrant's gross revenues for its most recent fiscal year were $89,310 from oil and gas operation and from interest income. Operations expenses totaled $215,764 for a net loss of $272,238.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $1,623,813 as of December 31, 2002 (at $0.05/share closing price at December 31, 2002).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock: 32,476,250 common shares as of December 31, 2002.

                                TABLE OF CONTENTS

                                     PART I
                                                                           Page

Item 1.   Business.............................................................4

Item 2.   Properties .........................................................17

Item 3.   Legal Proceedings...................................................18

Item 4.   Submission of Matters to a Vote of
          Security Holder.....................................................18

                                     PART II

Item 5.   Market for Registrant's Common Stock and
          Security Holder Matters.............................................18

Item 6.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................19

Item 7.   Financial Statements and Supplementary Data.........................22

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..............................23

                                    PART III

Item 9.   Directors and Executive Officers of the
          Registrant .........................................................23

Item 10.  Executive Compensation..............................................25

Item 11.  Security Ownership of Certain Beneficial
           Owners and Management..............................................27

Item 12.  Certain Relationships and Related
          Transactions........................................................29

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedule
          and Reports on Form 8-K.............................................30

                                     PART I

     Throughout this Annual Report on Form 10-KSB, the terms "we", "us", "our" and "our company" refers to Drucker, Inc. ("Drucker") and, unless the context indicates otherwise, includes Drucker's wholly-owned subsidiaries, Drucker Petroleum, Inc., Drucker Petroleum (Algeria), Inc. and Drucker Mining Inc.

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

     On January 6, 2003 we entered into a Letter of Intent to acquire up to 100% (minimum 60%) of shares of CPAL Crime Prevention Analysis Lab Incorporated
(CPAL) in consideration of the issuance by us of up to 10,000 convertible debentures to CPAL. Each debenture is convertible into 3,075 Drucker common shares. At the time of this report, we are still under negotiation on this matter.

        Due to extended negotiations and uncertainties, the Company does not anticipate that it will be able to acquire CPAL.

         The Company currently maintains its offices at #1-1035 Richards Street, Vancouver, B.C. Canada V6B 3E4. Its telephone number is 604-681-4421.

(b)  Parents and Subsidiaries

         Parent

                  DRUCKER, INC., a Delaware corporation

         Subsidiaries

                  DRUCKER PETROLEUM, (Algeria) INC., a British Virgin Islands corporation

                        DRUCKER MINING INC., a Canadian corporation


(c)      Oil and Gas Activities.

         Our strategy with respect to our oil exploration related activities is to identify geological areas in which we may invest for producing oil and gas prospects, or for development joint ventures and where we may lease prospects for oil and gas exploration. Our oil and gas exploration, development and production activities have been limited due to lack of capital and lack of focus in such area prior to 1997. In 1997 we received stock sale proceeds to finance our oil & gas joint ventures. In 1998, we drilled a dry hole (that did not encounter commercial amounts of petroleum) in China and started to diversify our oil and gas interests outside of China. We acquired an exploration interest in West Gharib, Egypt by signing a farm-in agreement in June 1998 and then we ceased further exploration attempts in China so as to focus our efforts in Egypt. We and our partners in Egypt had an oil discovery in 1999 and participated in joint venture of eight production wells until January 2002. Our working interest in West Gharib, Egypt was 20%. We sold our interest in Egypt in February 2002.

         In 1999, we entered into an agreement for an interest in a joint venture in Algeria. We drilled two wells- one successful well and one dry hole and in 2001 we decided to abandon the project due to unsuccessful results and accordingly, related costs of $1,196,535 were written-off to operations.

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

Exploration Results
-------------------
                                      2002     2001     2000     Prior Years
                                      ----     ----     ----     -----------
         Gas Well                       -         0      0          0
         Dry Well                       -         1      0          2
         Oil Well                       -         2      6          2

                                  Wells Drilled
                                -----------------

                        Development                   Exploratory
                       -----------------------  ----------------------

                        Productive      Dry         Productive       Dry
                       --------------   ---------  --------------   ----------

 2002       Egypt          -               -            -              -
            Algeria        -               -            -              -
                       --------------   ---------  --------------   ----------
            Total          -               -            -              -
                       ==============   =========  ==============   ==========

2001       Egypt           1               -            -              -
           Algeria         -               -            -              1
                       --------------   ---------  --------------   ----------
           Total           1               -            -              1
                       ==============   =========  ==============   ==========

2000       Egypt           5               -            -              -
           Algeria         -               -            1              -
                       --------------   ---------  --------------   ----------
           Total           5               -            1              -
                       ==============   =========  ==============   ==========

Prior years   Egypt        1               -            1              1
              China        -               -            -              1
                       -------------   ---------  --------------   ----------
              Total        1               -            1              2
                       =============   =========  ==============   ==========

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

Industry Segments

         Our industry's segment is the oil and gas industry. Our geographic segments are Canada, Algeria and Egypt.


                                                           December 31, 2002
                                                           -----------------

                                      Canada              Egypt                 Algeria               Total
Identifiable Assets
Current                                $  336,432    $           -            $       166        $   336,598
                                  ---------------    ----------------     ---------------  -----------------
Capital assets, net                           322                -                      -                322
                                  ---------------    ----------------     ---------------  -----------------
Equity securities                         367,180                -                      -            367,180
                                  ---------------    ----------------     ---------------  -----------------
                                       $  703,934    $           -        $           166        $   704,100
                                  ===============    ================     ===============  =================

                                                           December 31, 2001
                                                           -----------------

                                      Canada              Egypt                 Algeria         Total
Identifiable Assets
Current                                $  101,008         $   604,861      $      102,984          $ 808,853
                                  ---------------    ----------------     ---------------  -----------------
Capital assets, net                         1,548                   -                   -              1,548
                                  ---------------    ----------------     ---------------  -----------------
Oil and gas projects                            -             513,346                   -            513,346
                                  ---------------    ----------------     ---------------  -----------------
                                      $   102,556        $  1,118,207      $      102,984         $1,323,747
                                  ===============    ================     ===============  =================


                           2002                      2001                2000
                           ====                      ====                ====
Gross Revenue
  Oil and Gas

Canada                    $          -          $          -        $          -
Egypt                           81,796             1,899,252           3,167,655
Algeria                              -                     -                   -
                            -------------       ----------------    ------------
                          $     81,796            $1,899,252          $3,167,655
                            =============       ================    ============

Net (loss) income

Canada                    $(   152,162)          (   230,940)       $ (216,099)
Egypt                      (   120,058)          ( 1,414,643)          547,582
Algeria                    (        18)          ( 1,197,267)            6,160
                          --------------       ---------------     -------------
                           (   272,238)        $ ( 2,842,850)       $  337,647
                          ==============       ===============     =============

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

Number of Persons Employed.

         As of December 31, 2002, we had one full-time consultant, A. Ken Kow, Manager of Operations at a yearly salary of $36,538 and a part-time employee the President, Gerald William Runolfson, at a yearly salary of $23,000 based in Vancouver, B.C.

ITEM 2.  PROPERTIES

         (a)  Real Estate.          None

         (b)  Title to properties. None

         (c) Oil and Gas Drilling Activities. See "Business - Oil and Gas Activities"

         (d)  Oil and Gas Production.

                For the year ended December 31, 2002, our net production, average sale price and average production cost in Egypt are as follows.

Net Crude Oil Production (Bbls)                  5,951
Average Crude Oil Sales Price ($ per Bbl)      $ 13.74
Average Production Cost ($ per Bbl)             $ 6.81

         (e)  Oil and Gas Reserves.

         No data has been provided for the year ended December 31, 2002 as we have disposed of our oil and gas interests in Egypt.

         (f)  Natural Gas Gathering/Processing Facilities. None.

         (g)  Present Activities and Subsequent Events:

              By an agreement dated February 4, 2002, we agreed to dispose of our wholly owned subsidiary Drucker Petroleum, Inc. for US$250,000 (received) and 200,000 common shares of the purchaser, a public company, at a deemed price of CDN$0.50 per share (received) and 800,000 special warrants of the purchaser at a deemed price of CDN$0.50 per warrant (received). Each special warrant was exercised (without additional consideration) into one common share of the purchaser.


ITEM 3.           LEGAL PROCEEDINGS

                  None at date of this Annual Report.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        No matters were submitted during the fiscal year covered by this report to a vote of security holders of Drucker, Inc., through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's common stock is now traded on the "Over-the-Counter" market on the National Quotation Bureau or the NASD Electronic Bulletin Board. The following table sets forth high and low bid prices of the Company's common stock for the three (3) years ended December 31, 2002, 2001 and 2000 as follows:

                                             Bid
                                     High            Low
2002
         First Quarter               .06             .01
         Second Quarter              .06             .01
         Third Quarter               .05             .02
         Fourth Quarter              .05             .01

                                              Bid
                                     High            Low
2001
         First Quarter               .23             .13
         Second Quarter              .19             .11
         Third Quarter               .14             .03
         Fourth Quarter              .05             .03

                                              Bid
                                     High            Low
2000
         First Quarter               .55             .325
         Second Quarter              .51             .3
         Third Quarter               .4              .21
         Fourth Quarter              .355            .156


         Such over the counter market quotations reflect interdealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

         (b) As of December 31, 2002 the Registrant had 375 shareholders of record of the common stock.

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

Selected Financial Information

                         Fiscal Year Ended December 31,

                                        2002             2001           2000
                                        ----             ----           ----
Continuing Operations
   Revenue
        Interest income            $     7,393     $         -      $      3,905

    Expenses                       $   159,555     $   230,940      $    220,004

    Net loss from continuing       $   152,162     $   230,940      $    216,099
         operations

Discontinued Operations
    Revenue
        Oil and natural gas        $    81,796     $ 1,899,252      $  3,167,655

    Expenses                       $    56,209     $   923,691        $1,126,261

    Net income (loss) from         $(   65,578)    $(2,611,910)      $   553,742
        discontinued operations

Net income (loss) for the year     $(  272,238)    $(2,842,850)      $   337,643

Basic earnings (loss) per share    $     (0.01)        $ (0.09)         $   0.01
  -continued and discontinued
   operations

Weighted average shares             32,476,250      32,476,250        32,476,250
   Outstanding - basic


                                  FY                 FY             FY                FY                 FY
                                 2002               2001           2000              1999               1998
                                 ----               ----           ----              ----               ----
Balance Sheet Data:

Current Assets             $     231,100        808,853           812,386         1,887,666          2,771,380

Total                      $     704,100      1,323,747         3,985,912         3,493,956          4,033,486
Assets

Current                    $      14,213        416,107           235,422            81,109
47,455
Liabilities

Long-term debt, net
 of current portion        $        0                 0                 0                 0                  0

Accumulated Deficit        $  (6,240,516)    (5,968,278)       (3,125,428)       (3,463,071)        (2,352,887)

Stockholders'
equity   (deficiency)      $     689,887        907,640         3,750,490         3,412,847          3,986,031


RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2002 AND 2001

            By an agreement dated February 1, 2002, we agreed to sell our oil and gas interest in West Gharib, Egypt and completed the sale in May 2002. For the continuing operations, the revenue from interest income amounted to $7,393 in 2002 compared to no interest income in 2001. The accounting and audit fees were $17,877, the consulting fees were $111,288, the legal and professional fees were $9,577 and the office and operating costs were $14,758 for total expenses of $159,555 in 2002. In 2001, the accounting and audit fees were $52,123, the consulting fees were $137,999, the legal and professional fees were $3,885 and the office and operating costs were $27,171 for total expenses of $230,940.

         For the discontinued operations, gross oil revenue amounted to $81,796 in 2002 compared to $1,899,252 in 2001. This revenue was generated from oil produced from the West Gharib project in Egypt where we had a 20% working interest. Expenses of production were $40,540 for our share of production of 5,951 barrels or $6.81 per barrel, depletion was $15,637 and general and administrative costs were $32, for total expenses of $56,209 in 2002. In 2001, expenses of production were $745,177, depletion was $148,569, general and administrative costs were $3,062 and exploration expenses were $26,883, for total expenses of $923,691. In 2002, the net operating loss was ($152,162) compared to a net operating loss of ($230,940) in 2001. In 2002, the Company had additional losses on discontinued operations and upon disposal of the dis-continued subsidiary of ($120,076). The net loss for 2002 was ($272,238) or ($0.01) per share compared to $(2,842,850) or ($0.09) per share in 2001.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2001 COMPARED TO SAME PERIOD IN 2000

         For the continuing operations, there was no revenue from interest income in 2001 compared to $3,905 in 2000. The accounting and audit fees were $52,123, the consulting fees were $137,999, the legal and professional fees were $3,885 and the office and operating costs were $27,171 for total expenses of $230,940 in 2001. In 2000, the accounting and audit fees were $37,920, the consulting fees were $43,516, the legal and professional fees were $43,296 and the office and operating costs were $46,986 for total expenses of $220,004. For the discontinued operations, gross oil revenue amounted to $1,899,252 in 2001 compared to $3,167,655 in 2000. This revenue was generated from oil produced from the West Gharib project in Egypt where we had a 20% working interest. Expenses of production were $745,177, depletion was $148,569, general and administrative costs were $3,062 and exploration expenses were $26,883, for total expenses of $923,691 in 2001. In 2000, expenses of production were $565,680, depletion was $138,366, general and administrative costs were $9,039 and exploration expenses were $413,176, for total expenses of $1,126,261. The net loss was ($2,611,910) which included a write-off of oil and gas projects of $2,666,959 in 2001. In 2000, the net income was $553,742. The net loss from both continuing and discontinued operations for 2001 was ($2,842,850) compared to a net income of $337,643 in 2000. The basic loss per share was ($0.09) in 2001 compared to basic earning per share of $0.01 in 2000.


CHANGES IN FINANCIAL CONDITION

         At year-end 2002 our assets had decreased to $704,100 compared to $1,323,747 at year 2001. The current assets totaled $231,100 at 2002 year-end compared to $808,853 at 2001 year-end. Total liabilities at year-end 2002 were $14,213 compared to $416,107 at 2001 year-end. Stockholders' equity at year end 2002 was $689,887 compared to $907,640 at year end 2001.

Results of Operations for Year Ended December 31, 2002 Compared to Same Period in 2001

         For the continuing operations, there were revenue from interest income in 2002 of $7393 compared to none in 2001. The accounting and audit fees were $17,877, the consulting fees were $111,288, the legal and professional fees were $9,577 and the office and operating costs were $19,758 for total expenses of $159,555 in 2002. In 2001, the accounting and audit fees were $52,123, the consulting fees were $137,999, the legal and professional fees were $3,885 and the office and operating costs were $27,171 in 2001 for total expenses of $230,940.

         For the discontinued operations, gross oil revenue amounted to $1,899,252 in 2001 compared to $3,167,655 in 2000. This revenue was generated from oil produced from the West Gharib project in Egypt where we had a 20% working interest. Expenses of production were $745,177, depletion was $148,569, general and administrative costs were $3,062 and exploration expenses were $26,883, for total expenses of $923,691 in 2001. The net loss was $2,611,910 which included a write-off of oil and gas projects of $2,666,959 in 2001. The net loss from both continuing and discontinued operations for 2001 was $2,842,850. The basic loss per share was $0.09 in 2001 (incuding discontinued operations).

        In 2002, the net operating loss was ($152,162) compared to a net operat-ing loss of ($230,940) in 2001. In 2002, the Company had additional losses on discontinued operations and upon disposal of the discontinued subsidy of ($120,076). The net loss for 2002 was ($272,238) or ($.01) per share compared to $(2,842,850) or ($.09) per share in 2001.

        We expect the current trend of losses to continue at about the same rate based on our current business situation. We currently have sufficient cash to operate for the balance of 2003 at the current level of business. This could change, however, if any other business venture were to be embarked upon, and the available cash could be depleted much more rapidly.

LIQUIDITY

         We expect to maintain the same level of liquidity for the coming year as we are in the process of reorganizing and re-valuating our business operations and future opportunities.

         As we have disposed of our properties in Egypt in 2002, we will be dependent on cash reserves for our short term needs. We had current assets of $231,100 at December 31, 2002 and had current liabilities of $14,213. These amounts are sufficient to us for continued operations at the current level until the end of 2003. This could change, however, if any other business venture were to be embarked upon, and the available cash could be depleted much more rapidly. On a long-term basis, we have no fixed assets and no long term debt. We did have at year end 2002 $226,043 in cash.

CAPITAL RESOURCES

         Our primary capital resources are stock from another company, our own stock and cash on deposit only. Our own stock may be illiquid because it is restricted in an unproved company with a short history of income generation.

Evaluation of Internal and Disclosure Controls
----------------------------------------------

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-27.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None


                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) The following table furnishes the information concerning our directors and officers as of December 31, 2002. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.

Name                             Age     Title                            Term

Gerald William Runolfson         61      President and Director          Annual

Ernest Cheung                    52      Secretary and Director          Annual

Patrick Pak Ling Chan            48      Director and Chairman           Annual

Joseph S. Tong                   54      Director                        Annual

Ken A. Kow                       61      Director                        Annual

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


                              MANAGEMENT EXPERIENCE

         Gerald William Runolfson, President and Director, age 61, has been President and Director since 1991. He received a Bachelor of Science in Civil Engineering in 1963 from University of Saskatchewan Canada. He studied Business Administration 1970 - 1971 at University of Alberta, Canada. From 1988 to 2000, he has been President of International Butec Industries Corp., Vancouver, BC, a company involved in mining exploration but switched to high tech (smart card technology) in 2000. He has resigned as an officer and director from Butec effective January 29, 2001. From 1991 to 1994 he was President of N-Viro Recovery, Inc. From 1994 to present he has been President of Elkon Products, Inc. of Vancouver, B.C. Principal business of Elkon Products is the supply of silica fume. Silica fume is a product 100 times finer than cement and is a byproduct of the silicon metal manufacturing business. Elkon has the exclusive Canadian distribution rights for all silica fume produced in Canada. The product is used mainly in oil well cementing operation and in concrete construction. It is delivered by bulk rail car from Quebec to Alberta and then delivered by tanker truck to the company's customers. Major customers include the oilfield service companies: Halliburton, BJ Services. He has been a Director of Horseshoe Gold Mines since 1991, a mining exploration company currently focusing on diamond exploration in Northern Canada.

     Ernest Cheung, Secretary and Director, age 52, received an MBA in Finance and Marketing from Queen's University, in Kingston, Ontario in 1975, and obtained a Bachelors Degree in Math in 1973 from University of Waterloo, Ontario. From 1984 to 1991 he was vice President and Director, Capital Group Securities, Ltd. in Toronto, Canada. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada. From 1993 to 1994 he was Vice Chairman, Tele Pacific International Communications Corp. of Vancouver, B.C. He has served or served as a director of the following companies:


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

* Reporting Companies in US

         He has held a Canadian Securities license but is currently inactive. He has been a Director and Secretary of Registrant since January 1997.

         Patrick Chan, age 48, has been a Director and Chairman since January 1997. He graduated from McGill University in Montreal, Quebec with a Bachelor of Commerce in Accounting in 1977. He is a Chartered Accountant in British Columbia (since 1980). From 1992 to 1993 he was executive assistant to the Chairman, Solid Pacific Enterprises, a company engaged in manufacturing and distribution of confectionery products in Hong Kong and China. From 1985 to 1992 he was employed at Coopers & Lybrand, Toronto, Canada, and focused on mergers and acquisitions. From 1993 to 1995 he was a registered Securities Representative with Bache Securities. From 1955 to present, he has been a consultant to various public and private companies in Hong Kong.

     Joseph S. Tong, age 54, has been a director since January 1997. Mr. Tong matriculated from La Salle College, Kowloon, Hong Kong in 1968. From 1986 to 1990 he was a Branch Manager for Canadian Imperial Bank of Commerce. From 1990 to 1994 he was Regional Manager, Asian Banking, Canadian Imperial Bank of Commerce. From 1994 to 1995 he was President of China Growth Enterprises Corporation. From 1995 to present he has been a Director, Corporate Finance, of Corporate Capital Group in Ontario, Canada. He is currently a director of Agro International Holdings, Inc. of Vancouver, B.C. since January 1997.

         Ken A. Kow, Director, age 61, has been a director since October 2000. He has been a consultant to the Company and as Manager, Petroleum Operations in charge of petroleum exploration since 1997. He received a Bachelor of Science in Chemistry in 1965 and a Ph.D in Chemistry in 1980 from University of London, England. From 1984 to 1986, he was Manager of Core Analysis with Geotechnical Resources, Ltd. in Calgary, Alberta and from 1986 to 1988 he was Technical Manager with C&G Laboratories in Calgary, Alberta. From 1988 to 1997 he was employed with Waha Oil Company as a Petroleum Analyst in Tripoli, Libya, North Africa. He has served as Director since 1997 to present and as Secretary from 1997 to 2002, of Richco Investors, Inc. (CDN, and CDNX from 2000).

         (e) Directors' Compensation

         Each member of the Board of Directors receives $1,000.00 plus reasonable outside travel expenses for each Board meeting he attends and for each Committee meeting he attends during the fiscal year. Directors who are also officers of the Company receive no compensation for services as a director.

ITEM 10.          EXECUTIVE COMPENSATION

         (a)  Cash Compensation.

         Compensation paid for all services provided during the fiscal year ended December 31, 2002, to each of our executive officers and to all officers as a group is set forth below.


                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                            Annual Compensation                                          Awards

Name and                 Year          Salary ($)       Bonus         Other Annual          Restricted           Securities
Principal                                               ($)           Compensation ($)      Stock                Underlying
Position                                                              Award(s)($)           Options/SARs(#)

Gerald                    2002          0                 0                 0               0                         0
Runolfson,                2001          0                 0                 0               0                         0
President                 2000          0                 0                 0               0                         330,000 (6)

Ernest Cheung,            2002          0                 0                 0               0                         0
Secretary                 2001          0                 0                 0               0                         0
                          2000          0                 0                 0               0                         0

Patrick Chan,             2002          0                 0                 0               0                         0
Chairman                  2001          0                 0                 0               0                         0
                          2000          0                 0                 0               0                         550,000 (1)

Officers                  2002          0                 0                 0               0                         0
as a group                2001          0                 0                 0               0                         0
                          2000          0                 0                 0               0                         880,000 (6,1)


         (b) Compensation Pursuant to Option Plans. See Executives' and Directors' Compensation Tables.

         (c) Other Compensation. None. No stock appreciation rights or warrants exist to management.

         (d) Compensation of Directors.

         Compensation paid by us for all services provided during the fiscal year ended December 31, 2002 to each of our directors and to all directors as a group is set forth below:


                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)


                                                      Cash Compensation                                       Security Grants
------------------------------------------------------------------------------------------------------------------------------------
Name                              Annual             Meeting          Consulting              Number          Number of Securities
                                  Retainer           Fees ($)         Fees/Other              of              Underlying
                                  Fees               ($)              Fees ($)                Shares(#)       Options/SARs(#)
A. Director                       0                      0                23,000                  0                    0
Gerald Runolfson

B. Director                       0                      0                26,750                  0                    0
Ernest Cheung

C. Director                       0                      0                     0                  0                    0
Patrick Chan

D. Director                       0                      0                     0                  0                    0
Joseph Tong

E. Director                       0                      0                36,538                  0                    0
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Beneficial owners of five percent (5) or greater, of the Registrant's Common Stock and Warrants: No Preferred Stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's Common Stock known by us based upon 32,476,250 shares outstanding at December 31, 2002.

Title            Name and                         Amount and             Percent
 of              Address of                       Nature of                of
Class            Beneficial Owner                 Beneficial Interest    Class
-------          ----------------------           ---------------------  -------
Common Stock     Richco Investors, Inc.           9,225,000(1)(2)        28.4%
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

     (1) 9,225,000 shares are owned by Richco Investors, Inc. of which Ernest Cheung is a director, officer and shareholder. Richco Investors, Inc. is beneficially owned by Raoul Tsakok through ownership of 50%+ shares of common stock of Richco Investors, Inc. Mr. Raoul Tsakok, through Cobilco, Inc., has an option to acquire 550,000 shares.
     (2) Mr. Chan has an option to acquire 550,000 shares.
     (3) Joseph Tong (through 808719 Ont. Ltd.) owns a 100,000 share option.
     (4) Ken Kow (through Ken K Consulting Ltd.) owns a 325,000 share option. Ken Kow is a full time consultant to us. He has extensive experience in oil and gas industry and has represented us at partners' technical meetings. He has also served as Manager of Exploration, Drucker Inc. providing input for daily drill-ing reports and geological interpretation. Besides his involvement in technical matters, he has helped in the general management of Drucker. The options granted to Ken K Consulting Ltd. were a form of compensation in addition to cash consult -ing fees.


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

7. Yonderiche Int'l Consultants is owned by Jack Song. It received a 150,000 share option for their services rendered in matters regarding Chinese government policies and regulations and for their work in negotiating oil concessions in China.
8. 808719 Ont. Ltd. is owned and controlled by Joseph Tong, a director. It received a 100,000 share option for services rendered as director.
9. Gemsco Management, Ltd. is owned and controlled by Maurice Tsakok, a director of Richco Investors, Inc. a major shareholder. It received 100,000 share option for designing and implementing our corporate and for advising on computer and internet technology.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules. The following financial statements and schedules for Drucker, Inc., as of December 31, 2002 and 2001 are filed as part of this report.

     (b) Exhibits Reports on Form 8-K: None for the reporting period.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DRUCKER, INC.


Date: March 25, 2003                         By: /s/ Gerald William Runolfson
                                                 ----------------------------
                                                 Gerald Runolfson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: 3/25/2003                              By: /s/ Gerald William Runolfson
                                                 ----------------------------
                                                 Gerald William Runolfson,
                                                 President and Director



Date: 3/25/2003                                  /s/ Ernest Cheung
                                                 ----------------------------
                                                 Ernest Cheung, Secretary
                                                 and Director



Date: 3/25/2003                                  /s/ Patrick Pak Ling Chan
                                                 ----------------------------
                                                 Patrick Pak Ling Chan,
                                                 Chairman and Director




Date: 3/25/2003                                  /s/ Joseph S. Tong
                                                 -----------------------------
                                                 Joseph S. Tong, Director




Date: 3/25/2003                                  /s/ Ken A. Kow
                                                 -----------------------------
                                                 Ken A. Kow

                                  DRUCKER, INC.

                  REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

                            (Stated in U.S. dollars)
                             ----------------------

                                 Amisano Hanson
                              Chartered Accountants
                              750 W. Pender Street,
                         Suite 604 Vancouver BC V6C 2T7
                                     Canada
                              Phone: (604) 689-0188
                               Fax: (604) 689-9773



                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Drucker, Inc.

We have audited the accompanying consolidated balance sheets of Drucker, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drucker, Inc. and subsidiaries, as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                                           /s/ Amisano Hanson
Vancouver, Canada                                               "AMISANO HANSON"
January 22, 2003                                           Chartered Accountants




                                             DRUCKER, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                      December 31, 2002 and 2001
                                       (Stated in U.S. dollars)
                                        ----------------------


                                                     ASSETS                       2002                2001
                                                     ------                       ----                ----
Current
   Cash and cash equivalents                                                $        226,043    $              -
   Accounts receivable                                                                 1,346                   -
   Prepaid expenses - Note 9                                                           3,545               1,008
   Due from a related party - Note 9                                                       -             100,000
   Current assets of discontinued operations - Notes 3 and 6                             166             707,845
                                                                            -----------------   -----------------
                                                                                     231,100             808,853
Equity securities - Note 4                                                           367,180                   -
Due from a related party - Note 9                                                    105,498                   -
Capital assets - Note 5                                                                  322               1,548
Long-term assets of discontinued operations - Note 6                                       -             513,346
                                                                            -----------------   -----------------
                                                                            $        704,100    $      1,323,747
                                                                            =================   =================
                                   LIABILITIES
Current
   Bank indebtedness                                                        $              -    $         98,227
   Accounts payable and other accrued liabilities                                     14,213              21,103
   Current liabilities of discontinued operations - Note 6                                 -             296,777
                                                                            -----------------   -----------------
                                                                                      14,213             416,107
                                                                            -----------------   -----------------
                              STOCKHOLDERS' EQUITY
Stockholders' equity - Note 8
  Common stock:  $0.001 par value,
   Authorized:  50,000,000
   Issued and outstanding:  32,476,250 (2001:  32,476,250)                            32,115              32,115
  Additional paid-in capital                                                       6,843,803           6,843,803
  Accumulated other comprehensive income                                              54,485                   -
  Accumulated deficit                                                          (   6,240,516)      (   5,968,278)
                                                                            -----------------   -----------------
                                                                                     689,887             907,640
                                                                            -----------------   -----------------
                                                                            $        704,100    $      1,323,747
                                                                            =================   =================
Nature of Operations - Note 1
Commitments - Note 8
Subsequent Event - Note 15


                             SEE ACCOMPANYING NOTES




                                     DRUCKER, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2002, 2001 and 2000
                               (Stated in U.S. dollars)
                                ----------------------


                                                                   2002              2001               2000
                                                                   ----              ----               ----
Continued Operations
   Loss from continuing operations - Schedule A             $  (    152,162)   $  (    230,940)  $  (    216,099)
                                                            ----------------   ----------------  ----------------
Discontinued Operations
   Income (loss) from operations of discontinued
    subsidiary - Schedule B                                    (     65,578)      (  2,611,910)          553,742
   Loss on disposal of subsidiary - Note 6                     (     54,498)                 -                 -
                                                            ----------------   ----------------  ----------------
Income (loss) from discontinued operations                     (    120,076)      (  2,611,910)          553,742
                                                            ----------------   ----------------  ----------------
Net income (loss) for the year                              $  (    272,238)   $  (  2,842,850)  $       337,643
                                                            ================   ================  ================
Basic earnings (loss) per share - continuing
 operations                                                 $              -   $  (       0.01)  $  (       0.01)
                                                            ================   ================  ================
Basic earnings (loss) per share - discontinued
 operations                                                 $              -   $  (      0.08)   $         0.02
                                                            ================   ================  ================
Basic earnings (loss) per share - continuing and
 discontinued operations                                    $  (      0.01)    $  (      0.09)   $         0.01
                                                            ================   ================  ================
Diluted earnings (loss) per share - continuing
 operations                                                 $             -    $             -   $  (      0.01)
                                                            ================   ================  ================
Diluted earnings per share - discontinued
 operations                                                 $             -    $             -   $         0.01
                                                            ================   ================  ================
Diluted earnings per share - continuing and
 discontinued operations                                    $             -    $             -   $         0.01
                                                            ================   ================  ================
Weighted average shares outstanding - basic                      32,476,250         32,476,250        32,476,250
                                                            ================   ================  ================
Weighted average shares outstanding - diluted                    40,968,315         40,968,315        40,968,315
                                                            ================   ================  ================


                             SEE ACCOMPANYING NOTES




                                               DRUCKER, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOW
                           for the years ended December 31, 2002, 2001 and 2000
                                         (Stated in U.S. dollars)
                                          ----------------------


                                                                   2002              2001               2000
                                                                   ----              ----               ----
Cash flow from operating activities:
  Net loss from continuing operations                       $  (    152,162)   $  (    230,940)  $  (    216,099)
  Adjustment to reconcile net loss to net cash
   provide by (used in) operating activities
    Amortization                                                      1,227              1,227               905
    Translation adjustment                                              170                  -                 -
    Write-off of accounts payable                                         -                  -      (      3,475)
    Write-off of advances                                                 -                  -             8,202
  Changes in non-cash working capital balances consist of:
    Accounts receivable                                        (      1,346)                 -                 -
    Prepaid expenses                                           (      2,537)               549      (        468)
    Accounts payable and accrued liabilities                   (      6,890)       (    10,447)           15,401
                                                            ----------------   ----------------  ----------------
Net cash used in operating activities                          (    161,538)      (    239,611)     (    195,534)
                                                            ----------------   ----------------  ----------------
Cash flow from investing activities
   Due from a related party                                    (      5,498)      (    100,000)                -
   Capital assets                                                         -                  -      (      3,680)
   Proceeds on sale of subsidiary                                   250,000                  -                 -
   Advances from discontinued operations of
    disposed subsidiary                                             241,306            243,172            76,073
                                                            ----------------   ----------------  ----------------
Net cash flow from investing activities                             485,808            143,172            72,393
                                                            ----------------   ----------------  ----------------
Net increase (decrease) in cash from continuing
 operations                                                         324,270       (     96,439)    (     123,141)

Increase (decrease) in cash from discontinued
 operations - Note 6                                           (    571,635)           111,894      (  1,286,157)
                                                            ----------------   ----------------  ----------------
Increase (decrease) in cash and cash equivalents
 during the year                                               (    247,365)            15,455      (  1,409,298)

Cash and cash equivalents - beginning of the year                   473,574            458,119         1,867,417
                                                            ----------------   ----------------  ----------------
Cash and cash equivalents, end of the year                  $       226,209    $       473,574   $       458,119
                                                            ================   ================  ================

                                                                                                        .../Cont'd.


                             SEE ACCOMPANYING NOTES




                                          DRUCKER, INC.                                         Continued
                              CONSOLIDATED STATEMENTS OF CASH FLOW
                      for the years ended December 31, 2002, 2001 and 2000
                                    (Stated in U.S. dollars)
                                     ----------------------


                                                                   2002              2001               2000
                                                                   ----              ----               ----
Cash and cash equivalents consist of:
                                                            $       226,043    $  (     98,227)  $  (      1,788)


   Cash and short-term deposits (bank overdraft)
    - continuing operations
   Cash and short-term deposits - discontinued
    operations                                                          166            571,801           459,907
                                                            ----------------   ----------------  ----------------
                                                            $       226,209    $       473,574   $       458,119
                                                            ================   ================  ================
Supplemental Information
Cash paid for:
   Interest                                                 $             -    $             -   $             -
                                                            ================   ================  ================
   Income taxes                                             $             -    $             -   $             -
                                                            ================   ================  ================

Non-cash Transactions - Note 13


                             SEE ACCOMPANYING NOTES




                                                  DRUCKER, INC.
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                 EQUITY for the years ended December 31, 1999 to
                                                December 31, 2002
                                            (Stated in U.S. dollars)
                                             ----------------------


                                                                                                            Accumulated
                                                                       Additional                              Other
                                              Common Stock               Paid-in           Accumulated     Comprehensive
                                       ------------------------------
                                       Shares          Amount            Capital             Deficit          Income           Total
                                       ------          ------            -------             -------          ------           -----

Balance, December 31, 1998             32,476,250   $     32,115    $   6,306,803   $ ( 2,352,887)   $           -    $   3,986,031

Net loss for the year ended
 December 31, 1999, as restated                 -              -                -     ( 1,110,184)               -      ( 1,110,184)
Adjustment to previously reported
 amounts:
   Non-cash compensation charge                 -              -          537,000               -                -          537,000
                                       ----------   ------------    -------------   --------------   -------------    --------------
Balance, December 31, 1999,
 as restated                           32,476,250         32,115        6,843,803     ( 3,463,071)               -        3,412,847
Net income for the year ended
 December 31, 2000                              -              -                -         337,643                -          337,643
                                       ----------   ------------    -------------   --------------   -------------    --------------
Balance, December 31, 2000             32,476,250         32,115        6,843,803     ( 3,125,428)               -        3,750,490
Net loss for the year ended
 December 31, 2001                              -              -                -     ( 2,842,850)               -      ( 2,842,850)
                                       ----------   ------------    -------------   --------------   -------------    --------------
Balance, December 31, 2001             32,476,250         32,115        6,843,803     ( 5,968,278)               -          907,640
Translation adjustments                         -              -                -               -              170              170
Other comprehensive income                      -              -                -               -           54,315           54,315
Net loss for the year ended
 December 31, 2002                              -              -                -      (  272,238)               -        ( 272,238)
                                       ----------   ------------    -------------   --------------   -------------    --------------
Balance, December 31, 2002             32,476,250   $     32,115    $   6,843,803   $ ( 6,240,516)   $      54,485    $     689,887
                                       ==========   ============    =============   ==============   =============    ==============


                             SEE ACCOMPANYING NOTES




                                          DRUCKER, INC.                                         Schedule A
                    CONSOLIDATED SCHEDULE OF LOSS FROM CONTINUING OPERATIONS
                      for the years ended December 31, 2002, 2001 and 2000
                                    (Stated in U.S. dollars)
                                     ----------------------


                                                                     2002             2001              2000
                                                                     ----             ----              ----
Revenue
   Interest income - Note 9                                    $        7,393    $            -   $        3,905
                                                                  ------------      ------------  ---------------
Expenses
   Accounting and audit fees                                           17,877            52,123           37,920
   Amortization                                                         1,227             1,227              905
   Consulting fees - Note 9                                           111,288           137,999           43,516
   Foreign exchange loss                                                  904             1,446            1,853
   Interest and bank charges                                              425               585              388
   Investor relations                                                   2,619             4,040           34,251
   Legal and professional fees                                          9,577             3,885           43,296
   Office and operating costs - Note 9                                 14,758            27,171           46,986
   Transfer agent fees                                                    880             1,884            5,857
   Travel                                                                   -               580            5,032
                                                                  ------------      ------------  ---------------
                                                                      159,555           230,940          220,004
                                                                  ------------      ------------  ---------------
Net loss from continuing operations                            $  (   152,162)   $  (   230,940)  $  (   216,099)
                                                                  ============      ============  ===============


                             SEE ACCOMPANYING NOTES




                                          DRUCKER, INC.                                  Schedule B
                   CONSOLIDATED SCHEDULE OF LOSS FROM DISCONTINUED OPERATIONS
                      for the years ended December 31, 2002, 2001 and 2000
                                    (Stated in U.S. dollars)
                                     ----------------------


                                                                     2002             2001              2000
                                                                     ----             ----              ----

Revenue
   Oil and natural gas                                         $       81,796    $    1,899,252   $    3,167,655
   Less:  royalties                                               (    40,080)      (   930,633)     ( 1,552,151)
                                                               ---------------   ---------------  ---------------
                                                                       41,716           968,619        1,615,504
   Interest income                                                        121            10,121           64,499
                                                               ---------------   ---------------  ---------------
                                                                       41,837           978,740        1,680,003
                                                               ---------------   ---------------  ---------------
Expenses
   Production expenses - Schedule B1                                   40,540           745,177          565,680
   Depletion                                                           15,637           148,569          138,366
   General and administrative                                              32             3,062            9,039
   Exploration expenses - Schedule B2                                       -            26,883          413,176
                                                               ---------------   ---------------  ---------------
                                                                       56,209           923,691        1,126,261
                                                               ---------------   ---------------  ---------------
Income (loss) before other item                                   (    14,372)           55,049          553,742
Other item:
   Write-off of oil and gas projects                              (    51,206)      (2,666,959)                -
                                                               ---------------   ---------------  ---------------
Net income (loss) from discontinued operations                 $  (    65,578)   $  ( 2,611,910)  $      553,742
                                                               ===============   ===============  ===============


                             SEE ACCOMPANYING NOTES




                                       DRUCKER, INC.                         Schedule B1
                       CONSOLIDATED SCHEDULE OF PRODUCTION EXPENSES
                   for the years ended December 31, 2002, 2001 and 2000
                                 (Stated in U.S. dollars)
                                  ----------------------


                                                           2002             2001              2000
                                                           ----             ----              ----

Administration                                       $       14,827    $      112,301   $      145,906
General operating expenses                                        -            54,805           77,339
Handling and trucking                                        25,713           578,071          342,435
                                                     ---------------   ---------------  ---------------
                                                     $       40,540    $      745,177   $      565,680
                                                     ===============   ===============  ===============


                             SEE ACCOMPANYING NOTES




                                      DRUCKER, INC.                         Schedule B2
                      CONSOLIDATED SCHEDULE OF EXPLORATION EXPENSES
                  for the years ended December 31, 2002, 2001 and 2000
                                (Stated in U.S. Dollars)
                                 ----------------------


                                                            2002                2001                 2000

Administration                                      $               -    $               -   $           2,306
Drilling                                                            -               18,537               8,649
Seismic expenditures                                                -                8,346             402,221
                                                    -----------------    -----------------   -----------------
                                                    $               -     $         26,883   $         413,176
                                                    =================    =================   =================



                             SEE ACCOMPANYING NOTES

                                  DRUCKER, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                            (Stated in U.S. Dollars)
                             ----------------------


Note 1        Nature of Operations - Note 15
              --------------------

              The Company is in the business of acquiring, exploring and evaluating oil and gas prospects and either joint venturing or developing these properties further or disposing of them when the evaluation is completed.

              The recoverability of amounts shown for oil and gas prospects costs are dependent upon the discovery of economically recoverable reserves, continuation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain financing to complete their development, and future profitable production or disposition thereof.

              The Company was incorporated in the State of Idaho on February 4, 1971, as Monetary Metals, Inc. On December 14, 1989, the Company acquired all the net assets of Drucker Sound Design, Inc. in exchange for 2,700,000 shares (13,500,000 shares after split) of common stock. On December 30, 1989, the Company changed its name to Drucker Sound Design, Inc., and on June 19, 1990, the Company changed its domicile to the State of Delaware. On September 5, 1991, the Company changed its name to Drucker Industries, Inc., and forward split the outstanding shares of common stock on the basis of five for one. On November 29, 2000, the Company changed its name to Drucker, Inc.

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

              Principles of Consolidation
              ---------------------------

              These consolidated financial statements include the accounts of Drucker, Inc. and its wholly-owned subsidiaries, Drucker Mining Inc. ("DMI"), Drucker Petroleum (Algeria) Inc. ("DPA") and Drucker Petroleum Inc. ("DPI"). DPA and DPI were incorporated by the Company in the British Virgin Islands on September 22, 1999 and April 16, 1998, respectively. DMI was incorporated by the Company on July 23, 2002 under The Canada Business Corporations Act. All inter-company transactions have been eliminated.

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 2
(Stated in U.S. dollars)
 ----------------------


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Cash Equivalents
              ----------------

              The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

              Equity Securities
              -----------------

              The Company classifies its equity securities as "available-for-sale" and are carried in the financial statements at fair value. Realized gains and losses are reported in earnings of the year while unrealised holding gains and losses are excluded from income and reported as a component of stockholders' equity.

              Capital Assets
              --------------

              Capital assets are comprised of computer equipment and are recorded at cost. The Company amortizes its computer equipment using the straight-line method over three years.

              Impairment or Disposal of Long-lived Assets
              -------------------------------------------

              The Company reports the impairment of long-lived assets and certain identifiable intangibles in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Certain long-lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever assets or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, an impairment loss is recognized in the period it is determined. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

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

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 3
(Stated in U.S. dollars)
 ----------------------



Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Oil and Gas Project Costs - (cont'd)
              -------------------------

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

              Investments in a company that is organized for the sole purpose of holding an indirect interest in oil and gas concessions and such investment is less than a 20% investment is accounted for under the above noted oil and gas project costs policy rather than as a investment recorded on the cost basis (Note 6 - Algerian Concession).

              Capitalization of Mineral Claim Costs
              -------------------------------------

              Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment are capitalized and depreciated over their useful life.

              Environmental Costs
              -------------------

              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of:

              i)  completion of a feasibility study;  or

              ii) the Company's commitment to a plan of action based on the then known facts.

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 4
(Stated in U.S. dollars)
 ----------------------



Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Income Taxes
              ------------

              The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"("FAS 109") which requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

              Basic and Diluted Earnings (Loss) Per Share
              -------------------------------------------

              The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares. (Diluted loss per share has not been provided for 2002 and 2001 as it would be anti-dilutive).

              Values
              ------

              The amounts shown for oil and gas project costs represent costs to date and do not necessarily reflect present or future values.

              Foreign Currency Translation
              ----------------------------

              Foreign currency translations are translated into US dollars, the functional and reporting currency, by the use of the exchange rate in effect at the date of the transaction, in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate.

              Stock-based Compensation
              ------------------------

              The Company has elected to account for stock-based compensation following APB No. 25, "Accounting for Stock Issued to Employees", and provide the disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compen-sation" (Note 8).

              Comprehensive Income
              --------------------

              The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income is comprised of foreign currency translation adjustments and unrealised gains and losses on available for sale marketable securities.

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 5
(Stated in U.S. dollars)
 ----------------------



Note 3        Cash Equivalents - Note 6
              ----------------

              At December 31, 2001, included in cash and cash equivalents of discontinued operations was a financing deposit of $325,000 as required by an extension to the initial farm-out agreement. This deposit was held as collateral for a letter of guarantee. The deposit was to be used as payment for the costs incurred during the second three year term of the farm-out agreement for the concession located in West Gharib, Gulf of Suez, Egypt.

Note 4        Equity Securities
              -----------------

              The equity securities consist of common shares of Tanganyika Oil Company Ltd. and have been classified as available-for-sale. The unrealized gain has been shown in the stockholders' equity as "other comprehensive income". The cost and fair market value was as follows:


                                        Number                        Fair         Unrealized
             Year ended               of Shares        Cost           Value           Gain
             ----------               ---------        ----           -----           ----
             December 31, 2001                -   $         -    $         -    $          -
                                      =========   ===========    ===========    ============
             December 31, 2002        1,000,000   $   312,865    $   367,180    $     54,315
                                      =========   ===========    ===========    ============



              Reconciliation of unrealized gain on available-for-sale securities as follows:


                                                                           Years ended December 31,
                                                                   2002              2001              2000
                                                                   ----              ----              ----

             Beginning balance                               $            -    $            -    $            -
             Unrealized holding gain arising during the
              year                                                   54,315                 -                 -
                                                             --------------    --------------    --------------
             Net unrealized gain                             $       54,315    $            -    $            -
                                                             --------------    --------------    --------------

              There is no provision for income tax expense due to the utilization of available income tax loss carry-forwards (Note 10).


Note 5        Capital Assets

                                                                2002                                  2001
                                        -----------------------------------------------------    ---------------
                                                            Accumulated
                                              Cost          Amortization          Net                 Net
                                              ----          ------------          ---                 ---
             Computer equipment         $         3,680   $         3,358  $           322       $        1,548
                                        ===============   ===============  ===============       ==============

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 6
(Stated in U.S. dollars)
 ----------------------



Note 6        Discontinued Operations - Note 3
              -----------------------

                                                       2002            2001
             Drucker Petroleum, Inc.                   Total           Total
                                                       -----           -----
             West Gharib, Egypt Concession
               Acquisition costs - cash             $        -    $    352,000
               Deferred exploration costs                    -       1,918,705
               Depletion                                     -        (286,935)
               Write-down of property                        -      (1,470,424)
                                                    ----------    -------------
                                                             -         513,346
                                                    ----------    -------------
             Drucker Petroleum (Algeria) Inc.
             Algerian Concession
               Acquisition costs - cash                      -       1,196,535
               Write-down of property                        -      (1,196,535)
                                                    ----------    -------------
                                                             -               -
                                                    ----------    -------------
             Total property costs                   $        -    $    513,346
                                                    ==========    =============

              Drucker Petroleum, Inc., West Gharib, Egypt Concession

               By an agreement  dated February 1, 2002, the Company  disposed of
               it's  wholly-owned  subsidiary,   Drucker  Petroleum,  Inc.,  for
               CDN$900,000 (US$562,865).

               Drucker Petroleum, Inc. held a 20% participating interest in a production sharing agreement in respect to an oil and gas concession in located in West Gharib, Gulf of Suez, Egypt.

               The consideration paid on closing was as follows:

               -    US$250,000 (CDN$400,000 (received));

               - 200,000 common shares of the purchaser, a public company, at CDN$0.50 per share (received); and

               - 800,000 special warrants of the purchaser at CDN$0.50 per warrant (received). Each special warrant was exercised (without additional consideration) into one common share of the purchaser.

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 7
(Stated in U.S. dollars)
 ----------------------


Note 6        Discontinued Operations - Note 3 - (cont'd)
              -----------------------

              Drucker Petroleum, Inc., West Gharib Concession - (cont'd)

              The loss from disposal of subsidiary has been calculated as follows:

               Proceeds                                              $  562,865
               Less:   net identifiable assets          1,012,965
                       net identifiable liabilities      (395,602)      617,363
                                                        ----------   -----------
               Loss on disposal of subsidiary                        $(  54,498)
                                                                     ===========

                At December 31, 2001, the Company had written-down the carrying value of the concession by $1,470,424 to its then estimated net realizable value.

              Drucker Petroleum (Algeria) Inc., Algerian Concession

               By a letter of intent dated October 27, 1999, Drucker Petroleum (Algeria) Inc. acquired 10% of the issued capital stock of Santa Catalina (Algeria) Ltd., a company which, through its wholly-owned subsidiary, Santa Catalina L.H. Lundin (Algeria) Ltd., entered into an agreement to acquire a 25% participating interest in an oil and gas concession in Algeria.

               During the year ended December 31, 2001, the Company abandoned its interest in the property and wrote-off costs totalling $1,196,535.

               The consolidated balance sheets include the following amounts related to the discontinued operations of Drucker Petroleum, Inc. and Drucker Petroleum (Algeria) Inc.:


                                                                     2002              2001
                                                                     ----              ----
             Cash and cash equivalents                         $          166    $      571,801
             Accounts receivable                                            -           136,044
                                                               --------------    --------------
             Current assets of discontinued operations         $          166    $      707,845
                                                               ==============    ==============
             Oil and gas projects                              $            -    $      513,346
                                                               --------------    --------------
             Long-term assets of discontinued operations       $            -    $      513,346
                                                               ==============    ==============
             Accounts payable and accrued liabilities          $            -    $      296,777
                                                               --------------    --------------
             Current liabilities of discontinued operations    $            -    $      296,777
                                                               ==============    ==============

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 8
(Stated in U.S. dollars)
 ----------------------



Note 6        Discontinued Operations - Note 3
              -----------------------

              Cash flows from discontinued operations are as follows:

                                                                      2002              2001             2000
                                                                      ----              ----             ----

            Operating Activities
              Net income (loss) for the year                    $ (     120,076)  $ (   2,611,910) $       553,742
              Items not involving cash:
                 Write-off of oil and gas property                       51,206         2,666,959                -
                 Loss on disposal of subsidiary                          54,498                 -                -
                 Depletion                                               15,637           148,569          138,366
              Changes in non-cash working capital balances consist of:
                 Accounts receivable                                     12,030           216,666         (341,752)
                 Accounts payable and accrued expenses                   98,825            92,905          142,387
                                                                ----------------  ---------------- ----------------
                                                                        112,120           513,189          492,743
                                                                ----------------  ---------------- ----------------
            Financing Activity
              Repayment of advances from Drucker, Inc.            (     241,306)    (     243,172)   (      76,073)
                                                                ----------------  ---------------- ----------------
            Investing Activity
              Oil and gas project costs                           (     117,449)    (     158,123)   (   1,702,827)
                                                                ----------------  ---------------- ----------------
            Increase (decrease) in cash prior to disposal         (     246,635)          111,894    (   1,286,157)

            Cash balance of subsidiaries on disposal              (     325,000)                -                -
                                                                ----------------  ---------------- ----------------
            Increase (decrease) in cash from discontinued
             operations during the year                         $ (     571,635)  $       111,894  $ (   1,286,157)
                                                                ================  ================ ================

Note 7        Segmented Information

               The Company's industry segment was the oil and gas industry. The Company's geographic segments are Canada, Egypt and Algeria.


                                                                December 31, 2002
                                       --------------------------------------------------------------------
                                            Canada           Egypt           Algeria           Total
                                            ------           -----           -------           -----
             Identifiable Assets
              Current                  $      336,432   $            -   $          166   $      336,598
              Capital assets, net                 322                -                -              322
              Equity securities               367,180                -                -          367,180
                                       --------------   --------------   --------------   --------------
                                       $      703,934   $            -   $          166   $      704,100
                                       ==============   ==============   ==============   ==============

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 9
(Stated in U.S. dollars)
 ----------------------


Note 7        Segmented Information - (cont'd)
              ---------------------

                                                                      December 31, 2001
                                             --------------------------------------------------------------------
                                                  Canada           Egypt           Algeria           Total
                                                  ------           -----           -------           -----
             Identifiable Assets
              Current                        $      101,008   $      604,861   $      102,984   $      808,853
              Capital assets, net                     1,548                -                -            1,548
              Oil and gas projects                        -          513,346                -          513,346
                                             --------------   --------------   --------------   --------------
                                             $      102,556   $    1,118,207   $      102,984   $    1,323,747
                                             ==============   ==============   ==============   ==============


                                             2002          2001          2000
                                             ----          ----          ----
             Gross Revenue Oil and Gas
              Canada                     $        -   $          -  $         -
              Egypt                          81,796      1,899,252    3,167,655
              Algeria                             -              -            -
                                         ----------   ------------  ------------
                                         $   81,796   $  1,899,252  $ 3,167,655
                                         ==========   ============  ============
             Net (loss) income
              Canada                     $( 152,162)  $(   230,940) $(  216,099)
              Egypt                       ( 120,058)    (1,414,643)     547,582
              Algeria                     (      18)    (1,197,267)       6,160
                                         -----------  ------------- ------------
                                         $( 272,238)  $ (2,842,850) $   337,643
                                         ===========  ============= ============

Note 8        Common Stock
              ------------

              Commitments:

              Share Purchase Warrants

              At December 31, 2002 5,542,065 share purchase warrants are outstanding. Each warrant entitles the holder the right to purchase one additional unit of the Company at $0.40 per unit until the earlier of March 31, 2003 and the 90th day after the day on which the weighted average trading price of the Company's shares exceed $0.60 per share for 10 consecutive trading days. Each unit consists of one common share of the Company and one additional warrant. Each additional warrant entitles the holder thereof the right to purchase one additional common share of the Company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants.

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 10
(Stated in U.S. dollars)
 ----------------------



Note 8        Common Stock - (cont'd)
              ------------

              Stock-based Compensation

              The Company has granted stock options to officers, directors and employees of the Company and consultants to the Company to purchase common shares of the Company.

              There has been no stock option activity during the years shown below:


                                                                                          Weighted
                                                                    Number of             Average
                                                                  Stock Options        Exercise Price
             Balance, December 31, 2002, 2001 and 2000            -------------        --------------

                                                                     2,950,000               $0.40
                                                                  =============        ==============


              The number of stock options outstanding is equal to the number exercisable as there are no vesting provisions.

              The following common share purchase options were outstanding at December 31, 2002 entitling the holders thereof the right to purchase one common share for each option held:


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
                                            ---------
                                            2,950,000
                                            =========

Note 9        Related Party Transactions
              --------------------------

              During the years ended December 31, 2002, 2001 and 2000, the Company incurred the following expenses charged by companies with common directors and with directors of the Company:


                                                           2002             2001             2000
                                                           ----             ----             ----

            Consulting fees                           $      86,288    $     113,438    $      10,794
            Office operating costs (write-off of
             uncollectible advances)                              -                -            8,202
                                                      -------------    -------------    -------------
                                                      $      86,288    $     113,438    $      18,996
                                                      =============    =============    =============

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 11
(Stated in U.S. dollars)
 ----------------------


Note 9        Related Party Transactions - (cont'd)
              --------------------------

              At December 31, 2002:

               - There is $105,498 (2001: $100,000) due from a company with a common director. This loan is unsecured, bears interest at the US Bank prime rate plus one percent calculated semi-annually and is due upon 30 days formal notice from the Company. During the years ended December 31, 2002, 2001 and 2000, the Company accrued interest income of $5,498 (2001: $Nil; 2000: $Nil) in respect to this loan; and
               - Prepaid expenses are comprised of consulting fees of $2,070 (2001: $Nil) paid to a company with a common director and a director of the Company.

Note 10       Deferred Tax Assets
              -------------------

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                                     Total
             Deferred Tax Asset
             Net operating loss carryforward                    $    4,777,670
                                                                ===============
             Deferred tax asset                                 $    1,863,291
             Valuation allowance for deferred tax assets            (1,863,291)
                                                                ---------------
                                                                $            -
                                                                ===============

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforward which is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforward, regardless of their time of expiry.

Note 11       Income Taxes
              ------------

              No provision for income taxes has been provided in 2002, 2001, and 2000 due to the net loss. The Company has net operating loss carry forwards, which expire commencing in the year 2017 totalling approximately $4,777,670.

              The Company has accumulated capital losses of $1,496,457 available to offset future years' capital gains. The potential tax benefit of these losses, if any, has not been recorded in these financial statements.

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 12
(Stated in U.S. dollars)
 ----------------------


Note 11       Income Taxes - (cont'd)
              ------------

              Under the provisions of the Tax Reform Act of 1986, when there has been a change in an entity's ownership of fifty percent or greater, utilization of net operating loss carry forwards may be limited. As a result of equity transactions occurring through December 31, 1999, the Company will be subject to such limitation. The annual limitations have not been determined.

Note 12       New Accounting Standards
              ------------------------

              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 13       Non-cash Transactions
              ---------------------

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flows statements. During the year ended December 31, 2002, the following transactions were excluded from the statements of cash flows:

              - the Company received proceeds of $562,865 from the sale of its subsidiary. $312,865 of this amount was received by way of common shares and share purchase warrants of the purchaser.

              - the Company adjusted its equity securities to recognize an unrealized gain of $54,315 which has been reported as other comprehensive income, a separate component of shareholders' equity.

Note 14       Comparative Figures
              -------------------

              Certain of the prior year's figures have been reclassified to conform with the presentation used in the current year.

Note 15       Subsequent Event
              ----------------

              By an agreement dated effective January 1, 2003, the Company proposed to acquire up to 100% (minimum 60%) of Crime Prevention Analysis Lab Inc. ("CPAL") in consideration of the issuance by the Company of up to 10,000 convertible debentures to CPAL. The terms of the debentures are as follows:

              - Each debenture is convertible into 3,075 common shares of the Company;
              -     The debenture is non-interest bearing;
              - The debenture is redeemable in whole by the Company any time until March 31, 2003;
              -     The debenture is not convertible until after April 1, 2003;
              - Thereafter the debenture is convertible according to an agreed formula; and
              - The debenture will have a floating charge on the assets of CPAL only.

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 13
(Stated in U.S. dollars)
 ----------------------


Note 15       Subsequent Event - (cont'd)
              ----------------

              The Company intends to increase its authorized share capital to 200,000,000 common shares from 50,000,000 common shares. This agreement is subject to approval by the board of directors of both parties.

Note 16       Supplementary Oil and Gas Information (Unaudited)
              -------------------------------------------------

              The following supplemental information regarding oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and the Statement of Financial Accounting Standards No. 69, "Disclosure about Oil and Gas Producing Activities" ("FAS 69").

              Capitalized Costs
              -----------------

              Capitalized costs relating to the Company's oil and gas producing activities as of December 31, 2002 and 2001 are as follows:

                                                            2002          2001
                                                            ----          ----
             Proved properties                            $     -   $   352,000
             Wells, related equipment and facilities            -       448,281
                                                          -------   ------------
                                                                -       800,281
             Less:  accumulated depletion                       -      (286,935)
                                                          -------   ------------
                                                          $     -   $   513,346
                                                          =======   ============


              Incurred Functional Costs
              -------------------------

              Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures, are summarized as follows for the years ended December 31, 2002 and 2001:

                                                          Total
                 Year ended December 31, 2002          World-wide           Egypt           Algeria
                 ----------------------------          ----------           -----           -------
                 Property acquisition costs:
                  Unproved                          $            -    $            -    $            -
                 Exploration costs                  $            -    $            -    $            -
                 Development costs                  $            -    $            -    $            -

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 14
(Stated in U.S. dollars)
 ----------------------


Note 16       Supplementary Oil and Gas Information (Unaudited) - (cont'd)
              -------------------------------------------------

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

              Results of Operations

              The results of operations for oil and gas producing activities, excluding general corporate overhead and financing costs, for the year ended December 31, 2002 and 2001 are as follows:

                                                                   Total
                 Year ended December 31, 2002                   World-wide           Egypt           Algeria
                 ----------------------------                   ----------           -----           -------
                 Revenues                                     $      81,796     $      81,796     $           -
                 Production costs                                   (80,620)          (80,620)                -
                 Depletion provision                                (15,637)          (15,637)                -
                                                              --------------    --------------    -------------
                 Results of operations for producing
                  activities (excluding corporate
                  overhead and financing costs)               $     (14,461)    $     (14,461)    $           -
                                                              ==============    ==============    =============

                                                                   Total
                 Year ended December 31, 2001                   World-wide           Egypt           Algeria
                 ----------------------------                   ----------           -----           -------
                 Revenues                                     $   1,899,252     $   1,899,252     $           -
                 Production costs                                (1,675,810)       (1,675,810)                -
                 Exploration expenses                               (26,883)          (26,883)                -
                 Depletion provision                               (148,569)         (148,569)                -
                                                              --------------    --------------    -------------
                 Results of operations for producing
                  activities (excluding corporate
                  overhead and financing costs)               $      47,990     $      47,990     $           -
                                                              ==============    ==============    =============

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 15
(Stated in U.S. dollars)
 ----------------------


Note 16       Supplementary Oil and Gas Information (Unaudited) - (cont'd)
              -------------------------------------------------

                                                                   Total
                 Year ended December 31, 2000                   World-wide           Egypt           Algeria
                 ----------------------------                   ----------           -----           -------

                 Revenues                                     $   3,167,655     $   3,167,655     $           -
                 Production costs                                (2,117,831)       (2,117,831)                -
                 Exploration expenses                              (413,176)         (413,176)                -
                 Depletion provision                               (138,366)         (138,366)                -
                                                              --------------    --------------    -------------
                 Results of operations for producing
                  activities (excluding corporate
                  overhead and financing costs)               $     498,282     $     498,282     $           -
                                                              ==============    ==============    =============

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

              Presented below is a summary of the changes in estimated proved reserves of the Company for the year ended December 31, 2001 and 2000: No data has been provided for the year ended December 31, 2002 as the Company has disposed of its oil and gas interests.


                                                                   Total
             Year ended December 31, 2001                       World-wide           Egypt           Algeria
             ----------------------------                       ----------           -----           -------
             Proved developed and undeveloped
              reserves, beginning of year:                       10,562,000         1,812,000         8,750,000
             Revisions of previous estimates                     (1,461,875)       (1,461,875)                -
             Amounts written-off                                 (8,750,000)                -        (8,750,000)
             Expenditures, discoveries and other
              additions                                                   -                 -                 -
             Production                                            (110,064)         (110,064)                -
                                                                 -----------       -----------       -----------
                                                                    240,061           240,061                 -
                                                                 ===========       ===========       ===========

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 16
(Stated in U.S. dollars)
 ----------------------


Note 16       Supplementary Oil and Gas Information (Unaudited) - (cont'd)
              -------------------------------------------------
              Reserve Quantities - (cont'd)
              ------------------

                                                                   Total
             Year ended December 31, 2000                       World-wide           Egypt           Algeria
             ----------------------------                       ----------           -----           -------
             Proved developed and undeveloped
              reserves, beginning of year:                        4,800,000         4,800,000                 -
             Revisions of previous estimates                     (2,851,894)       (2,851,894)                -
             Extensions, discoveries and other
              additions                                           8,750,000                 -         8,750,000
             Production                                            (136,106)         (136,106)                -
                                                                ------------       -----------        ---------
             Proved developed and undeveloped
              reserves, end of year                              10,562,000         1,812,000         8,750,000
                                                                ============       ===========        =========

              Discounted Future Net Cash Flows
              --------------------------------

              FAS 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed those guidelines which are briefly discussed below.

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

              Presented below are the standardized measure of discounted future net cash flows and changes therein relating to proved reserves as of and for the year ended December 31, 2001. No data has been provided for the year ended December 31, 2002 as the Company has disposed of its oil and gas interests.

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 17
(Stated in U.S. dollars)
 ----------------------


Note 16       Supplementary Oil and Gas Information (Unaudited) - (cont'd)
              -------------------------------------------------
              Discounted Future Net Cash Flows - (cont'd)
              --------------------------------

                                                                   Total
             Year ended December 31, 2001                       World-wide           Egypt           Algeria
             ----------------------------                       ----------           -----           -------
             Future cash inflows, net of royalty             $    1,597,850    $    1,597,850    $            -
             Future production and development costs             (1,125,741)       (1,125,741)                -
                                                             ---------------   ---------------   --------------
             Future net cash flows                                  472,109           472,109                 -
             10% annual discount for estimated timing
              of cash flows                                         (50,115)          (50,115)                -
                                                              ---------------   ---------------   --------------
             Standardized measure of discounted future
              cash flows relating to proved oil and gas
              reserves                                       $      421,994    $      421,994    $            -
                                                              ===============   ===============   ==============


                                                                   Total
              Year ended December 31, 2000                      World-wide           Egypt           Algeria
              ----------------------------                      ----------           -----           -------

              Future cash inflows, net of royalty            $    17,097,144   $    17,097,144   $             -
              Future production and development costs            (10,489,738)      (10,489,738)                -
                                                              ---------------   ---------------   --------------
              Future net cash flows                                6,607,406         6,607,406                 -
              10% annual discount for estimated timing
               of cash flows                                    (  3,035,649)     (  3,035,649)                -
                                                             ---------------   ---------------   --------------
              Standardized measure of discounted future
               cash flows relating to proved oil and gas
               reserves                                      $     3,571,757   $     3,571,757   $             -
                                                              ===============   ===============   ==============