Form 10KSB/A
period 2002-12-31
DRUCKER INC
filed 2003-04-23
CIK 1042053

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-KSB/A

                                  AMENDMENT #1



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

     (b) Exhibits Reports on Form 8-K: None for the reporting period.



ITEM 14.  CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of December 31, 2002 has concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The principal executive officer and principal financial officer has concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2002, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DRUCKER, INC.


Date: April 23, 2003                         By: /s/ Gerald William Runolfson
                                                 ----------------------------
                                                 Gerald Runolfson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: 4/23/2003                              By: /s/ Gerald William Runolfson
                                                 ----------------------------
                                                 Gerald William Runolfson,
                                                 President and Director



Date: 4/23/2003                                  /s/ Ernest Cheung
                                                 ----------------------------
                                                 Ernest Cheung, Secretary
                                                 and Director



Date: 4/23/2003                                  /s/ Patrick Pak Ling Chan
                                                 ----------------------------
                                                 Patrick Pak Ling Chan,
                                                 Chairman and Director




Date: 4/23/2003                                  /s/ Joseph S. Tong
                                                 -----------------------------
                                                 Joseph S. Tong, Director




Date: 4/23/2003                                  /s/ Ken A. Kow
                                                 -----------------------------
                                                 Ken A. Kow

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Gerald Runolfson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Drucker, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 23, 2003


/s/ Gerald Runolfson
-----------------------
Gerald Runolfson
President

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