Form 10QSB
period 2003-03-31
DRUCKER INC
filed 2003-05-16
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001042053

For Quarter Ended                                      Commission File Number
March 31, 2003                                         0-29670


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

                         32,476,250 as of March 31, 2003

                                  DRUCKER, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2003

                            (Stated in U.S. dollars)

                                   (Unaudited)
                                    ---------



                                          DRUCKER, INC.
                               INTERIM CONSOLIDATED BALANCE SHEETS
                              March 31, 2003 and December 31, 2002
                                           (Unaudited)
                                    (Stated in U.S. dollars)
                                     ----------------------


                                                                               (Unaudited)          (Audited)
                                                                                March 31,         December 31,
                                                     ASSETS                       2003                2002
                                                     ------                       ----                ----

Current
   Cash and cash equivalents                                                $        205,016    $        226,043
   Accounts receivable                                                                   778               1,346
   Prepaid expenses                                                                    3,580               3,545
   Current assets of discontinued operations                                             151                 166
                                                                            -----------------   -----------------
                                                                                     209,525             231,100
Equity securities                                                                    544,477             367,180
Due from a related party                                                             106,854             105,498
Capital assets                                                                           242                 322
                                                                            -----------------   -----------------
                                                                            $        861,098    $        704,100
                                                                            -----------------   -----------------
                                                   LIABILITIES
Current
   Accounts payable and other accrued liabilities                           $         16,405    $         14,213
                                                                            -----------------   -----------------
                                               STOCKHOLDERS' EQUITY
Stockholders' equity
  Common stock:  $0.001 par value,
   Authorized:  50,000,000
   Issued and outstanding:  32,476,250 (2002:  32,476,250)                            32,115              32,115
  Additional paid-in capital                                                       6,843,803           6,843,803
  Accumulated other comprehensive income                                             229,449              54,485
  Accumulated deficit                                                          (   6,260,674)      (   6,240,516)
                                                                            -----------------   -----------------
                                                                                     844,693             689,887
                                                                            -----------------   -----------------
                                                                            $        861,098    $        704,100
                                                                            =================   ==================


                            SEE ACCOMPANYING NOTES.


                                          DRUCKER, INC.
                          INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                       for the three months ended March 31, 2003 and 2002
                                           (Unaudited)
                                    (Stated in U.S. dollars)
                                     ----------------------


                                                                                  2003                2002
                                                                                  ----                ----
Continued operations:
   Loss from continued operations - Schedule A                             $   (      20,143)  $   (      57,170)
                                                                           ------------------  ------------------
Discontinued operations:
   Loss from operations of discontinued subsidiary - Schedule B                (          15)      (      63,818)
   Loss from disposal of subsidiary - Note 3                                               -       (      54,497)
                                                                           ------------------  ------------------
                                                                               (          15)      (     118,315)
                                                                           ------------------  ------------------
Net loss                                                                    $  (      20,158)   $  (     175,485)
                                                                           ------------------  ------------------
Basic loss per share - continuing operations and discontinued
 operations                                                                 $  (       0.00)    $  (       0.00)
                                                                           ------------------  ------------------
Basic loss per share                                                        $  (       0.00)    $  (       0.01)
                                                                           ------------------  ------------------
Diluted loss per share - continuing operations and discontinued
 operations                                                                 $  (       0.00)    $  (       0.00)
                                                                           ------------------  ------------------
Diluted loss per share                                                      $  (       0.00)    $  (       0.00)
                                                                           ------------------  ------------------
Weighted average shares outstanding - basic                                       32,476,250          32,476,250
                                                                           ------------------  ------------------
Weighted average shares outstanding - diluted                                     40,968,315          40,968,315
                                                                           ==================  ==================



                             SEE ACCOMPANYING NOTES


                                                             DRUCKER, INC.
                                             INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
                                          for the three months ended March 31, 2003 and 2002
                                                              (Unaudited)
                                                       (Stated in U.S. dollars)
                                                        ----------------------


                                                                                   2003                 2002
                                                                                   ----                 ----

Cash flow from operating activities:
   Net loss from continued operations                                       $  (       20,143)   $  (       57,170)
   Add items not affecting cash:
     Amortization                                                                          80                  307
     Translation adjustment                                                    (        2,333)                   -
   Net changes in non-cash working capital items related to operations:
     Accounts receivable                                                                  568       (      550,858)
     Prepaid expenses                                                          (           35)      (        2,992)
     Due from a related company                                                (        1,356)      (        1,623)
     Accounts payable and other accrued expenses                                        2,192              107,257
                                                                            ------------------   ------------------
Cash flow used in operating activities                                         (       21,027)      (      505,079)
                                                                            ------------------   ------------------
Cash flows used in investing activities
   Proceeds from sale of subsidiary, net of cash disposed of                                -              237,865
   Oil and gas project costs                                                                -       (      117,449)
                                                                            ------------------   ------------------
Cash flow provided by investing activities                                                  -              120,416
                                                                            ------------------   ------------------
Net decrease in cash from continued operations                                 (       21,027)      (      384,663)
Increase (decrease) in cash from discontinued operations - Note 5              (           15)               3,025
                                                                            ------------------   ------------------
Decrease in cash during the period                                             (       21,042)      (      381,638)
Cash and cash equivalents, beginning of period                                        226,209              473,574
                                                                            ------------------   ------------------
Cash and cash equivalents, end of period                                    $         205,167    $          91,936
                                                                            ==================   ==================
Cash and cash equivalents consists of:
   Cash and short-term deposits - continued operations                      $         205,016    $          91,770
   Cash and short-term deposits - discontinued operations                                 151                  166
                                                                            ==================   ==================
                                                                            $         205,167    $          91,936
                                                                            ==================   ==================
Supplemental disclosure of cash flow information: Cash paid for:
     Interest                                                               $               -    $             257
                                                                            ==================   ==================
     Income taxes                                                           $               -    $               -
                                                                            ==================   ==================


                             SEE ACCOMPANYING NOTES


                                          DRUCKER, INC.
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         for the three months ended March 31, 2003 and for the years ended December 31, 2002 and 2001
                                    (Stated in U.S. dollars)
                                     ----------------------
                                                                                                        Accumulated
                                                                            Additional                     Other
                                                 Common Stock               Paid-in      Accumulated   Comprehensive
                                        ----------------------------------
                                          Shares             Amount         Capital        Deficit        Income            Total
                                          ------             ------         -------        -------        ------            -----
Balance, December 31, 2000                 32,476,250  $     32,115   $   6,843,803  $ ( 3,125,428) $          -    $    3,750,490
Net loss for the year ended
 December 31, 2001                                  -             -               -    ( 2,842,850)            -        (2,842,850)
                                           ----------  ------------   -------------  -------------- ------------    ---------------
Balance, December 31, 2001                 32,476,250        32,115       6,843,803    ( 5,968,278)            -           907,640
Translation adjustments                             -             -               -              -           170               170
Other comprehensive income                          -             -               -              -        54,315            54,315
Net loss for the year ended
 December 31, 2002                                  -             -               -     (  272,238)            -        (  272,238)
                                           ----------  ------------   -------------  -------------- ------------    ---------------
Balance, December 31, 2002                 32,476,250        32,115       6,843,803    ( 6,240,516)       54,485           689,887
Translation adjustments                             -             -               -              -    (    2,333)       (    2,333)
Other comprehensive income                          -             -               -              -       177,297           177,297
Net loss for the three months ended
 March 31, 2003                                     -             -               -    (    20,158)            -        (   20,158)
                                           ----------  ------------   -------------  -------------- ------------    ---------------
Balance, March 31, 2003                    32,476,250  $     32,115   $   6,843,803  $ ( 6,260,674) $    229,449    $      844,693
                                           ==========  ============   =============  ============== ============    ===============


                             SEE ACCOMPANYING NOTES




                                          DRUCKER, INC.               Schedule A
                                INTERIM CONSOLIDATED SCHEDULE OF
                                 LOSS FROM CONTINUED OPERATIONS
                       for the three months ended March 31, 2003 and 2002
                                           (Unaudited)
                                    (Stated in U.S. dollars)
                                     ----------------------


                                                                   2003                2002
                                                                   ----                ----
Revenue
   Interest                                                  $          1,673    $              -
                                                             -----------------   -----------------
Expenses
   Accounting and audit fees                                            3,942               7,731
   Amortization                                                            80                 307
   Consulting                                                          14,176              36,873
   Foreign exchange gain                                      (        2,458)                   -
   Interest and bank charges                                               83                 745
   Investor relations                                                     476               1,020
   Legal and professional fees                                          2,543               2,677
   Office and operating costs                                           2,574               7,442
   Transfer agent fees                                                    400                 375
                                                             -----------------   -----------------
                                                                       21,816              57,170
                                                             -----------------   -----------------
Net loss from continued operations                           $  (      20,143)   $  (      57,170)
                                                             =================   =================

                             SEE ACCOMPANYING NOTES




                                          DRUCKER, INC.                         Schedule B
                     INTERIM CONSOLIDATED LOSS FROM DISCONTINUED OPEARATIONS
                       for the three months ended March 31, 2003 and 2002
                                           (Unaudited)
                                    (Stated in U.S. dollars)
                                     ----------------------


                                                                                  2003                2002
                                                                                  ----                ----
Revenue
   Oil and natural gas                                                      $              -    $         81,796
   Royalties                                                                               -       (      40,080)
                                                                            -----------------   -----------------
                                                                                           -              41,716
   Interest income                                                                         -               1,849
                                                                            -----------------   -----------------
                                                                                           -              43,565
                                                                            -----------------   -----------------
Expenses
   Production expenses - Schedule B1                                                       -              40,540
   Depletion                                                                               -              15,637
   General and administrative expenses                                                    15                   -
                                                                            -----------------   -----------------
                                                                                          15              56,177
                                                                            -----------------   -----------------
Other item:
   Write-down of oil and gas projects                                                      -              51,206
                                                                            -----------------   -----------------
Net loss from discontinued operations                                       $  (          15)   $  (      63,818)
                                                                            =================   =================


SEE ACCOMPANYING NOTES




                                  DRUCKER, INC.                                 Schedule B1
              INTERIM CONSOLIDATED SCHEDULE OF PRODUCTION EXPENSES
               for the three months ended March 31, 2003 and 2002
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------


                                                                 2003             2002
                                                                 ----             ----

Administration                                             $            -    $       14,827
Handling and trucking                                                   -            25,713
                                                           --------------    --------------
                                                           $            -    $       40,540
                                                           ==============    ==============

SEE ACCOMPANYING NOTES

Drucker, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2003
(Unaudited )
(Stated in U.S. Dollars)
 ----------------------




                                  DRUCKER, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                  (Unaudited )
                            (Stated in U.S. Dollars)
                             ----------------------


Note 1        Interim Reporting

              While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company's December 31, 2002 annual financial statements.

Note 2        Significant Accounting Policy

              Principal of Consolidation

              These interim consolidated financial statements include the accounts of Drucker, Inc. and its wholly-owned subsidiaries, Drucker Petroleum, Inc., Drucker Petroleum (Algeria) Inc. and Drucker Mining Inc. Drucker Mining Inc. was incorporated in Canada on July 23, 2002. All inter-company transactions have been eliminated. Drucker Petroleum, Inc. was disposed of on February 4, 2002.

Note 3        Common Stock

              Commitments

              Share Purchase Warrants

              At March 31, 2003, 5,542,065 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the Company at $0.40 per unit until the earlier of March 31, 2005 and the 90th day after the day on which the weighted average trading price of the Company's shares exceed $0.60 per share for 10 consecutive trading days. Each unit consists of one common share of the Company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the Company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants.

              Share Purchase Options

              At March 31, 2003, 2,950,000 share purchase options are outstanding. Each option entitles the holder thereof the right to acquire one common share of the Company at $0.40 per share. These options expire on June 30, 2004

Drucker, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2003
(Unaudited )
(Stated in U.S. Dollars) - Pag 2
 ----------------------


Note 4   Oil and Gas Project

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


                                                                           March 31, 2003
                                                   ---------------------------------------------------------------
                                                       Canada          Egypt          Algeria          Total
             Identifiable Assets
              Current                              $     209,374   $           -  $         151   $     209,525
              Capital assets, net                            242               -              -             242
              Equity securities                          544,477               -              -         544,477
              Due from related party                     106,854               -              -         106,854
                                                   -------------   -------------  -------------   -------------
                                                   $     860,947   $           -  $         151   $     861,098
                                                   =============   =============  =============   =============
F-9


Drucker, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2003
(Unaudited )
(Stated in U.S. Dollars) - Page 3
 ----------------------


Note 5        Segmented Information - (cont'd)
              ---------------------

                                                                         December 31, 2002
                                                   ---------------------------------------------------------------
                                                       Canada          Egypt          Algeria          Total
             Identifiable Assets
              Current                              $     230,934   $           -  $         166   $     231,100
              Capital assets, net                            322               -              -             322
              Equity Securities                          367,180               -              -         367,180
              Due from related party                     105,498               -              -         105,498
                                                   -------------   -------------  --------------  -------------
                                                   $     703,934   $           -  $         166   $     704,100
                                                   =============   =============  ==============  =============

                                                                                        Three months ending
                                                                                             March 31,
                                                                                  --------------------------------
                                                                                       2003            2002
                                                                                       ----            ----
             Gross Revenue Oil and Gas
              Canada                                                              $           -   $           -
              Egypt                                                                           -          81,796
              Algeria                                                                         -               -
                                                                                  --------------  --------------
                                                                                  $           -   $      81,796
                                                                                  ==============  ==============
             Net loss
              Canada                                                              $ (    20,143)  $ (    57,170)
              Egypt                                                                           -     (   118,315)
              Algeria                                                               (        15)              -
                                                                                  --------------  --------------
                                                                                  $ (    20,158)  $ (   175,485)
                                                                                  ==============  ==============

Note 6        Statements of Cash Flows

             Increase in cash from discontinued operations                             2003            2002
                                                                                       ----            ----
              Operating Activities
               Net loss for the period                                            $ (        15)  $ (   118,315)
               Items not affecting cash:
                 Depletion                                                                    -          15,637
                 Write-down of oil and gas project                                            -          51,206
                 Loss from disposal of subsidiary                                             -          54,497
                                                                                  --------------  --------------
                                                                                  $ (        15)  $       3,025
                                                                                  ==============  ==============


Drucker, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2003
(Unaudited )
(Stated in U.S. Dollars) - Page 4
 ----------------------


Note 7   Subsequent Event

              Subsequent to March 31, 2003, the Company decided not to proceed with the acquisition of up to 100% of the issued and outstanding shares of Crime Prevention Analysis Lab Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO THE SAME PERIOD IN 2002.

      We (referred in this report as Drucker, Inc. and/or its subsidiaries) have presented our quarterly consolidated financial statements and you should read them in conjunction with our consolidated financial statements and related notes in our 10KSB annual report for 2002.


         By an agreement dated February 1, 2002, we agreed to sell our oil and gas interest in West Gharib, Egypt and completed the sale in May 2002. For the continuing operations in the first three months of 2003, the revenue from interest income amounted to $1,673 in 2003 compared to no interest income in 2002. The accounting and audit fees were $3,942, the consulting fees were $14,176, the legal and professional fees were $2,543 and the office and operating costs were $2,574 for total expenses of $21,816 in 2003. In the same period in 2002, the accounting and audit fees were $7,731, the consulting fees were $36,873, the legal and professional fees were $2,677 and the office and operating costs were $7,442 for total expenses of $57,170.

         For the discontinued operations in the first three months of 2003, no oil revenue was received as compared to a gross oil revenue of $81,796 from production in the same three months in 2002. This revenue was generated from oil produced from the West Gharib project in Egypt where we had a 20% working interest. There was no production related expenses in the first three months of 2003 whereas in the same period in 2002, the production expenses were $40,540 and depletion was $15,637 for a total of $56,177. In the first three months of 2003, the net operating loss was ($20,143) and the loss on discontinued operations was ($15) for a net loss of ($20,158) or ($0.00) per share. From the same period in 2002, the net operating loss was ($57,170) and the losses on discontinued operations and upon disposal of the discontinued subsidiary were ($118,315) for a net loss of ($175,485) or ($0.01) per share.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company had $205,016 cash on hand at March 31, 2003 and $106,854 in receivables due before the year end. These amounts are deemed sufficient by us for continued operations at the current level this year. We also have shares and warrants convertible at no cost into shares with a combined total of 1,000,000 shares of Tanganyika Oil Company Ltd. which are worth CDN$0.80 per share at the end of March 2003.

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

                                               DRUCKER, INC.



                                               /s/ Gerry Runolfson
Date:  May 15, 2003                       ---------------------------------
                                               Gerry Runolfson, President

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Gerald Runolfson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Drucker, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 15, 2003


/s/ Gerald Runolfson
-----------------------
Gerald Runolfson,
President, CEO