Form 10QSB
period 2003-06-30
DRUCKER INC
filed 2003-08-19
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001042053

For Quarter Ended                                     Commission File Number
June 30, 2003                                         0-29670


                                  DRUCKER, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                             95-3303637
--------                                             ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)


#1 - 1035 Richards Street, Vancouver, B.C. Canada     V6B 3E4
-------------------------------------------------------------
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

                         32,476,250 as of June 30, 2003

ITEM 1.  FINANCIAL STATEMENTS



                                  DRUCKER, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2003

                            (Stated in U.S. dollars)

                                   (Unaudited)
                                    ---------


                                          DRUCKER, INC.
                               INTERIM CONSOLIDATED BALANCE SHEETS
                               June 30, 2003 and December 31, 2002
                                           (Unaudited)
                                    (Stated in U.S. dollars)
                                     ----------------------


                                                                               (Unaudited)          (Audited)
                                                                                June 30,          December 31,
                                                     ASSETS                       2003                2002
                                                     ------                       ----                ----

Current
   Cash and cash equivalents                                                $        144,400    $        226,043
   Accounts receivable                                                                 1,378               1,346
   Prepaid expenses                                                                   13,629               3,545
   Current assets of discontinued operations                                             151                 166
                                                                            -----------------   -----------------
                                                                                     159,558             231,100
Equity securities                                                                  1,438,796             367,180
Due from a related party                                                             108,240             105,498
Capital assets                                                                         9,296                 322
                                                                            -----------------   -----------------
                                                                            $      1,715,890    $        704,100
                                                                            -----------------   -----------------
                                                   LIABILITIES
Current
   Accounts payable and other accrued liabilities                           $         31,036    $         14,213
                                                                            -----------------   -----------------
                                               STOCKHOLDERS' EQUITY
Stockholders' equity
  Common stock:  $0.001 par value,
   Authorized:  50,000,000
   Issued and outstanding:  32,476,250 (2002:  32,476,250)                            32,115              32,115
  Additional paid-in capital                                                       6,843,803           6,843,803
  Accumulated other comprehensive income                                           1,120,494              54,485
  Accumulated deficit                                                          (   6,311,558)      (   6,240,516)
                                                                            -----------------   -----------------
                                                                                   1,684,854             689,887
                                                                            -----------------   -----------------
                                                                            $      1,715,890    $        704,100
                                                                            =================   =================


                             SEE ACCOMPANYING NOTES



                                                  DRUCKER, INC.
                                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                            for the three and six months ended June 30, 2003 and 2002
                                                   (Unaudited)
                                            (Stated in U.S. dollars)
                                             ----------------------


                                                    Three months ended June 30,         Six months ended June 30,
                                                       2003             2002              2003              2002
                                                       ----             ----              ----              ----
Revenue
   Interest income                                $         1,647  $         1,977   $         3,320   $         3,713
                                                  ---------------- ----------------  ----------------  ----------------
Expenses
   Accounting and audit                                     4,632            2,972             8,574            10,703
   Amortization                                               236              307               316               613
   Consulting                                              32,099           22,432            46,275            59,305
   Foreign exchange (gain) loss                      (      3,114)    (        204)     (      5,572)              189
   Interest and bank charges                                  114               29               197               382
   Investor relations                                       2,821            1,075             3,297             2,095
   Legal and professional                                  12,898            3,657            15,441             6,334
   Office and operating costs                               2,420            3,480             4,994            10,922
   Transfer agent fees                                        425              125               825               500
                                                  ---------------- ----------------  ----------------  ----------------
                                                           52,531           33,873            74,347            91,043
                                                  ---------------- ----------------  ----------------  ----------------
Loss from continuing operations                      (     50,884)    (     31,896)     (     71,027)     (     87,330)
                                                  ---------------- ----------------  ----------------  ----------------
Loss from operation of discontinued
 subsidiary - Schedule A                                        -                -      (         15)     (     65,554)
Loss from disposal of subsidiary                                -                -                 -      (     54,497)
                                                  ---------------- ----------------  ----------------  ----------------
Loss from discontinued operations                               -                -      (         15)     (    120,051)
                                                  ---------------- ----------------  ----------------  ----------------
Net loss for the period                           $  (     50,884) $  (     31,896)  $  (     71,042)  $  (    207,381)
                                                  ---------------- ----------------  ----------------  ----------------
Basic and diluted loss per share
 -discontinued operations                         $  (      0.00)  $  (      0.00)   $  (      0.00)   $  (      0.00)
                                                  ===============  ================  ================  ================
Basic and diluted loss per share
 - continuing operations                          $  (      0.00)  $  (      0.00)   $  (      0.00)   $  (      0.00)
                                                  ===============  ================  ================  ================
Weighted average shares outstanding
 - basic                                               32,476,250       32,476,250        32,476,250        32,476,250
                                                  ===============  ================  ================  ================
Weighted average shares outstanding
 - diluted                                             40,968,315       40,968,315        40,968,315        40,968,315
                                                  ===============  ================  ================  ================



                             SEE ACCOMPANYING NOTES


                                                             DRUCKER, INC.
                                             INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
                                       for the three and six months ended June 30, 2003 and 2002
                                                              (Unaudited)
                                                       (Stated in U.S. dollars)
                                                        ----------------------


                                                                                   2003                2002
                                                                                   ----                ----
Cash flow from operating activities:
   Net loss from continuing operations                                      $  (       71,027)  $  (       87,330)
   Adjustments to reconcile net loss to net cash provided by (used
    in) operating activities
     Amortization                                                                         316                 613
     Translation adjustment                                                    (        5,607)                  -
   Net change in non-cash working capital items related to operations:
     Accounts receivable                                                       (           32)             12,031
     Prepaid expenses                                                          (       10,084)     (        7,800)
     Accounts payable and accrued liabilities                                          16,823              95,549
     Due from a related company                                                (        2,742)     (        3,111)
                                                                            ------------------   -----------------
Net cash provided by (used in) operating activities                            (       72,353)              9,952
                                                                            ------------------   -----------------
Cash flows from (used in) investing activities
   Oil and gas project costs                                                                -      (      117,449)
   Equity securities                                                                        -      (      312,865)
   Increase in capital assets                                                  (        9,290)                  -
   Proceeds from sale of subsidiary                                                         -             237,865
                                                                            ------------------   -----------------
Net cash flows used in investing activities                                    (        9,290)     (      192,449)
                                                                            ------------------   -----------------
Net decrease in cash from continuing operations                                (       81,643)     (      182,497)

Increase (decrease) in cash from continuing operations                         (           15)              1,289
                                                                            ------------------   -----------------
Net decrease in cash and cash equivalents                                      (       81,658)     (      181,208)

Cash and cash equivalents, beginning of period                                        226,209             473,574
                                                                            ------------------   -----------------
Cash and cash equivalents, end of period                                    $         144,551   $         292,366
                                                                            ==================   =================
Cash and cash equivalents consists of:
   Cash and short-term deposits - continuing operations                     $         144,400   $         292,200
   Cash and short-term deposits - discontinued operations                                 151                 166
                                                                            ------------------   -----------------
                                                                            $         144,551   $         292,366
                                                                            ==================   =================

 .../Cont'd.

                             SEE ACCOMPANYING NOTES



                                          DRUCKER, INC.                                  Continued
                          INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
                    for the three and six months ended June 30, 2003 and 2002
                                           (Unaudited)
                                    (Stated in U.S. dollars)
                                     ----------------------


                                                                                   2003                2002
                                                                                   ----                ----
Supplemental disclosure of cash flow information:
Cash paid for:
Interest                                                                    $               -   $               -
                                                                            =================   =================
Income taxes                                                                $               -   $               -
                                                                            =================   =================





                             SEE ACCOMPANYING NOTES


                                          DRUCKER, INC.
                        INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                 EQUITY (DEFICIENCY) for the six months ended June 30, 2003 and for the years ended December 31, 2002 and 2001
                                           (Unaudited)
                                    (Stated in U.S. dollars)
                                     ----------------------


                                                                                                        Accumulated
                                                                     Stock    Additional                   Other
                                                       Common      Amount at   Paid-in    Accumulated  Comprehensive
                                                       Shares      Par Value   Capital      Deficit        Income       Total
                                                       ------      ---------   -------      -------        ------       -----
Balance, December 31, 2000                             32,476,250  $ 32,115  $6,843,803  $( 3,125,428) $         -    $  3,750,490
Net loss for the year ended December 31, 2001                             -           -   ( 2,842,850)           -     ( 2,842,850)
                                                       ----------  --------  ----------  ------------- ------------   -------------
Balance, December 31, 2001                             32,476,250    32,115   6,843,803   ( 5,968,278)           -         907,640
Translation adjustment                                          -         -           -             -          170             170
Unrealized gain on equity securities                            -         -           -             -       54,315          54,315
Net loss for the year ended December 31, 2002                   -         -           -   (   272,238)           -     (   272,238)
                                                       ----------  --------  ----------  ------------- ------------   -------------
Balance, December 31, 2002                             32,476,250    32,115   6,843,803    (6,240,516)      54,485         689,887
Translation adjustment                                          -         -           -             -   (    5,607)     (    5,607)
Unrealized gain on equity securities                            -         -           -             -    1,071,616       1,071,616
Net loss for the six months ended June 30, 2003                 -         -           -    (   71,042)           -      (   71,042)
                                                       ----------  --------  ----------  ------------- ------------   -------------
Balance, June 30, 2003                                 32,476,250  $ 32,115  $6,843,803  $( 6,311,558) $ 1,120,494    $  1,684,854
                                                       ==========  ========  ==========  ============= ============   =============

                             SEE ACCOMPANYING NOTES


                                                  DRUCKER, INC.                         Schedule A
                                        INTERIM CONSOLIDATED SCHEDULE OF
                                        LOSS FROM DISCONTINUED OPERATIONS
                            for the three and six months ended June 30, 2003 and 2002
                                                   (Unaudited)
                                            (Stated in U.S. dollars)
                                             ----------------------


                                                  Three months ended June 30,             Six months ended June 30,
                                                    2003                2002               2003               2002
                                                    ----                ----               ----               ----
Revenue
   Oil and natural gas                        $              -    $              -   $              -   $         81,796
   Royalties                                                 -                   -                  -      (      40,080)
                                              ----------------    ----------------   -----------------  -----------------
                                                             -                   -                  -             41,716
Interest income                                              -                   -                  -                113
                                              ----------------    ----------------   -----------------  -----------------
                                                             -                   -                  -             41,829
                                              ----------------    ----------------   -----------------  -----------------
Expenses
   Administration                                            -                   -                  -             14,827
   Bank charges                                              -                   -                 15                  -
   Depletion                                                 -                   -                  -             15,637
   Handling and trucking                                     -                   -                  -             25,713
                                              ----------------    ----------------   -----------------  -----------------
                                                             -                   -                 15             56,177
                                              ----------------    ----------------   -----------------  -----------------
Other item:
   Write-off of oil and gas projects                         -                   -                  -             51,206
                                              ----------------    ----------------   -----------------  -----------------
Net loss from discontinued operations         $              -    $              -   $  (          15)  $  (      65,554)
                                              ================    ================   =================  =================


                             SEE ACCOMPANYING NOTES

                                  DRUCKER, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)
                             ----------------------

Note 1        Interim Reporting
              -----------------

              While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's December 31, 2002 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 2002 annual financial statements.

Note 2        Significant Accounting Policy
              -----------------------------

              Principal of Consolidation

              These interim consolidated financial statements include the accounts of Drucker, Inc. and its wholly-owned subsidiaries, Drucker Petroleum (Algeria) Inc. and Drucker Mining Inc. which are inactive. All intercompany transactions have been eliminated.

Note 3        Common Stock
              ------------

              Commitments

              Share Purchase Warrants

              At June 30, 2003, 5,542,065 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the Company at $0.40 per unit until the earlier of March 31, 2005 and the 90th day after the day on which the weighted average trading price of the Company's shares exceed $0.60 per share for 10 consecutive trading days. Each unit consists of one common share of the Company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the Company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants.

              Share Purchase Options

              At June 30, 2003, 2,950,000 share purchase options are outstanding. Each option entitles the holder thereof the right to acquire one common share of the Company at $0.40 per share. These options expire on March 31, 2006.

Drucker, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2003
(Unaudited)
(Stated in U.S. Dollars) - Page 2
 ----------------------


Note 4   Oil and Gas Projects
         --------------------

              By an agreement dated February 1, 2002, the Company disposed of it's wholly-owned subsidiary, Drucker Petroleum, Inc., for CDN$900,000 (US$562,865). Drucker Petroleum, Inc. held a 20% participating interest in a production sharing agreement in respect to an oil and gas concession in Egypt.

              The consideration paid on closing as follows:
              -   US$250,000 (CDN$400,000 (received));
              - 200,000 common shares of the purchaser, a public company, at CDN$0.50 per share (received); and
              - 800,000 special warrants of the purchaser at CDN$0.50 per warrant (received). Each special warrant is exercisable (with -out additional consideration) into one common share of the purchaser for a period of six months following the closing. At any time prior to the expiry of the term of the special warrants, the Company may cancel the special warrants and the purchaser shall pay US$250,000 to the Company within five busi -ness days of the receipt of the cancellation notice. On May 1, 2003 the special warrants were converted to common shares.

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
                                                                   ============

Drucker, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2003
(Unaudited)
(Stated in U.S. Dollars) - Page 3
 ----------------------


Note 5        Segmented Information
              ---------------------


              The Company has discontinued all oil and gas operations as of May
              2002. The Company does not currently operate in any industry seg-ments. June 30 operations and segment information for 2003 reflect only operations from the search for a business combination and not oil and gas operations.

              The Company's former industry segment was the oil and gas industry. The Company's former geographic segments for oil and gas operations were Canada, Egypt and Algeria, until May 2002.

                                                                           June 30, 2003
                                                   ---------------------------------------------------------------
                                                       Canada          Egypt          Algeria          Total
             Identifiable Assets
              Current                              $     159,407   $           -  $         151   $     159,558
              Capital assets, net                          9,296               -              -           9,296
              Equity securities                        1,438,796               -              -       1,438,796
              Due from a related party                   108,240               -              -         108,240
                                                   -------------   -------------  -------------   -------------
                                                   $   1,715,739   $           -  $         151   $   1,715,890
                                                   =============   =============  =============== ===============

                                                                         December 31, 2002
                                                   ---------------------------------------------------------------
                                                       Canada          Egypt          Algeria          Total
             Identifiable Assets
              Current                              $     230,934   $           -  $         166   $     231,100
              Capital assets, net                            322               -              -             322
              Equity securities                          367,180               -              -         367,180
              Due from related party                     105,498               -                        105,498
                                                   -------------   -------------  -------------   -------------
                                                   $     703,934   $           -  $         166   $     704,100
                                                   =============   =============  =============== ===============

                                                      Three months ended                 Six months ended
                                                           June 30,                          June 30,
                                               ---------------------------------  --------------------------------
                                                     2003            2002              2003            2002
                                                     ----            ----              ----            ----
             Gross Revenue Oil and Gas
              Canada                           $            -   $            -    $            -  $            -
              Egypt                                         -                -                 -          81,796
              Algeria                                       -                -                 -               -
                                                   -------------   -------------  -------------   -------------
                                               $            -   $            -    $            -  $       81,796
                                                   =============   =============  =============== ===============
             Net loss
              Canada                           $  (    50,884)  $  (    31,896)   $ (     71,027) $ (     87,330)
              Egypt                                         -                -                 -    (    120,051)
              Algeria                                       -                -      (         15)              -
                                                   -------------   -------------  -------------   -------------
                                               $  (    50,884)  $  (    31,896)   $ (     71,042) $ (    207,381)
                                                   =============   =============  =============== ===============

Drucker, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2003
(Unaudited)
(Stated in U.S. Dollars) - Page 4
 ----------------------




Note 6        Statements of Cash Flows
              ------------------------
                                                                                Six months ended
                                                                                    June 30,
             Increase in cash from discontinued operations                    2003            2002
                                                                              ----            ----
              Operating Activities
               Net loss for the period                                   $ (        15)  $ (   120,051)
               Items not affecting cash:
                 Depletion                                                           -          15,637
                 Write-down of oil and gas project                                   -          51,206
                 Loss from disposal of subsidiary                                    -          54,497
                                                                         --------------  --------------
                                                                         $  (       15)  $       1,289
                                                                         ==============  ==============

Drucker, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2003
(Unaudited)
(Stated in U.S. Dollars) - Page 5
 ----------------------


Note 7        Subsequent Event
              ----------------

           By an agreement dated June 15, 2003, the Company agreed to acquire from Beijing Beike Machinery Electronic Materials Hightech Corporation ("BK Machinery") all the shares it owned in Beijing Beike-Masic Automation Engineering Company Limited ("BK") being 25% of the issued and outstanding shares of BK, and from Speed One Investment Limited all the shares it owned in BK being 75% of the issued and outstanding shares of BK. The Company agreed to initially issue 17,500,000 common shares (pre-consolidation), in escrow, and a further 25,173,600 common shares (post-consolidated) after the share-holders have approved a consolidation of the Company's shares on a 3 old shares for 1 new share basis and audited financial statements of BK have been delivered. A finders fee equal to 7% of the common shares issued for this acquisition by the Company is payable under this transaction. On July 14, 2003, the Company issued 17,500,000 common shares pursuant to this agreement which are held in escrow pending reverse split and audit. BK, a business corporation incorp-orated under the laws of the People's Republic of China, is a provider of system solutions for industrial automation and control.

           When completed this acquisition will be accounted for under the purchase method as a reverse acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO THE SAME PERIOD IN 2002.

         The Company (referred in this report as Drucker, Inc. and/or its subsidiaries) has presented its quarterly consolidated financial statements which should be read in conjunction with its consolidated financial statements and related notes in its 10KSB annual report for 2002.

         By an agreement dated February 1, 2002, the Company agreed to sell its oil and gas interest in West Gharib, Egypt and completed the sale in May 2002. All oil and gas operations were discontinued at such time. For the continuing operations in the three month period ended June 30, 2003, the revenue from interest income amounted to $1,647 in 2003 compared to $1,977 for the same period in 2002.

         The Company incurred operating expenses of $52,531 in the period in 2003 compared to operating expenses of $33,873 in the period in 2002. Of note, the Office and operating costs saw a decrease to $2,420 from $3,480 but the consulting and legal/professional fees increased to $32,099 and $12,898 respectively from $22,432 and $3,657 in the same period last year. There has been greater activities than before in the search of business opportunities and this is reflected in the higher consulting and legal/professional fees.

        For the second quarter of 2003, the net operating loss was ($50,884) or ($0.00) per share. From the same period in 2002, the net operating loss was ($31,896) or ($0.00) per share.


RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO THE SAME PERIOD IN 2002.

        By an agreement dated February 1, 2002, the Company agreed to sell its oil and gas interest in West Gharib, Egypt and completed the sale in May 2002. For the continuing operations in the six month period ended June 30, 2003, the revenue from interest income amounted to $3,320 in 2003 compared to $3,713 for the same period in 2002. All oil and gas operations were discontinued at such time.

        The Company incurred operating expenses of $74,347 in the period in 2003 compared to operating expenses of $91,043 in the period in 2002. Of note, the Office and operating costs saw a decrease to $4,994 from $10,922 but the legal/ professional fees increased to $15,441 from $6,334 in the same period last year. There has been greater activities than before in the search of business opportun -ities and this is reflected in the higher legal/professional fees.

        For the first six months of 2003, the net operating loss was ($71,042) and the loss from continuing operations was ($71,027) or ($0.00) per share. For the same period in 2002, the net operating loss was ($207,381) and the loss from continuing operations was ($87,330) or ($0.00) per share.


         For the discontinued operations in the first six months of 2003, no oil revenue was received as compared to a gross oil revenue of $81,796 from production in the same six months in 2002. This revenue was generated from oil produced from the West Gharib project in Egypt where the Company had a 20% working interest. There was no production related expense in the first six months of 2003 whereas in the same period in 2002, the administration expenses were $14,827, depletion was $15,637 and handling and trucking expenses were $25,713 for a total of $56,177. In the first six months of 2003, the loss on discontinued operations was ($15) or ($0.00) per share. From the same period in 2002, the loss from discontinued operations was ($120,051) or ($0.00) per share. The Company does not anticipate re-entry into any oil and gas operations in the future.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had $144,400 cash on hand at June 30, 2003 and $108,240 in receivables due on December 31, 2003 from Richco Investors Inc., a major shareholder of the Company. These amounts are deemed sufficient by management for continued operations at the current level this year. The Company also has 1,000,000 shares of Tanganyika Oil Company Ltd. which were worth $1,438,796 or CDN$1.95 per share at the end of June 2003. Tanganyika Oil Company is a publicly traded company in Canada listed on TSX-Venture exchange.


     At June 30, 2003 Company assets had increased to $1,715,890 compared to $704,100 at year end 2002. The holding of 1 million shares of Tanganyika Oil contributed primarily to the increase, because its market value nearly quadrupled to $1,438,796 at June 30, 2003 from $367,180 at year end 2002.


ITEM 3.  CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS
-------     -----------------

            None


ITEM 2.     CHANGES IN SECURITIES
-------     ---------------------

        None in the period ended June 30, 2003.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
-------     -------------------------------

            None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

            None

ITEM 5.     OTHER INFORMATION
-------     -----------------

     By an acquisition agreement dated June 15, 2003, the Company agreed to acquire 100% of the issued and outstanding shares of Beijing Beike-Masic Automation Engineering Company Limited ("BK") subject to delivery of audits of BK and subject to a 1 for 3 consolidation of the shares. The Company has issued 17,500,000 common shares (pre-consolidation), in escrow, and will issue a further 25,173,600 common shares (post-consolidated) after the shareholders have approved a consolidation of the Company's shares on a 3 old shares for 1 new share basis and the audits of BK have been delivered to close the transaction. A finders fee of 7% of and in addition to the common shares issued for this acquisition by the Company is payable under this transaction. BK, a business corporation incorporated under the laws of the People's Republic of China, is a provider of complete system solutions for industrial automation and control.

     This acquisition will be accounted for under the purchase method as a reverse acquisition.

     The Company filed an Information Statement, 14f-1 on July 29, 2003 which was distributed to record shareholders and a current report, 8K/A, on July 24, 2003.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

            (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                        None

            (b) Reports on Form 8-K filed since date of last report (incorp-
                orated by reference):

                        8-K filed April 28, 2003
                        8-K/A filed July 24, 2003
                        8-K filed July 23, 2003
                        8-K filed August 11, 2003

                                  DRUCKER, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DRUCKER, INC.



                                               /s/ Ronald Xie
Date:  August 18, 2003                       ---------------------------------
                                               Ronald Xie, President