Form 10KSB/A
period 2002-12-31
DRUCKER INC
filed 2003-09-19
CIK 1042053

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                  AMENDMENT #2


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

                                     PART I

                                                                            Page

Item 1.   Business.............................................................4

Item 2.   Properties .........................................................17

Item 3.   Legal Proceedings...................................................19

Item 4.   Submission of Matters to a Vote of
          Security Holder.....................................................19

                                     PART II

Item 5.   Market for Registrant's Common Stock and
          Security Holder Matters.............................................20

Item 6.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................20

Item 7.   Financial Statements and Supplementary Data.........................24

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..............................24

                                    PART III

Item 9.   Directors and Executive Officers of the
          Registrant .........................................................24

Item 10.  Executive Compensation..............................................28

Item 11.  Security Ownership of Certain Beneficial
           Owners and Management..............................................30

Item 12.  Certain Relationships and Related
          Transactions........................................................31

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedule
          and Reports on Form 8-K.............................................32

Item 14.  Controls and Procedures.............................................32

          Signatures..........................................................34

                                     PART I

ITEM 1.    BUSINESS

                               HISTORY OF COMPANY

         On February 4, 1971, the Company was incorporated under the laws of the State of Idaho, under the name of Monetary Metals Corporation. On December 16, 1988, Drucker Sound Design Corporation was incorporated under the laws of the State of California. On October 18, 1989, Gul Industries Corp. was incorporated under the laws of the State of Delaware. On December 14, 1989, the Company entered into an Agreement and Plan of Reorganization, whereby Monetary Metals Corporation acquired 100% of the assets subject to liabilities of Drucker Sound Design Corporation, a California corporation. The Company began engaging in the manufacturing and distribution of audio, cellular, C.B., radar, and other electronic installation systems for automobiles. The Company decided to redomicile in Delaware and entered into a merger agreement with Gul Industries, Inc., a Delaware corporation. On April 16, 1990, the Company filed Articles of Amendment in the State of Idaho changing our name from Monetary Metals Corporation to Drucker Sound Design Corporation. On June 6, 1990, Gul Industries Corp. filed a Certificate of Amendment to the State of Delaware changing its name to Drucker Sound Design Corporation. On June 19, 1990, a Certificate of
Merger was filed in the State of Delaware. On August 7, 1990, a Certificate of Merger was filed in the State of Idaho. Prior to September 1991, the Company discontinued engaging in the business of manufacturing and distributing of audio, cellular, C.B., radar, and other electronic installation systems for automobiles. On September 4, 1991, the Company filed a Certificate of Amendment in the State of Delaware changing our name to Drucker Industries, Inc.

         In September 1991, the Company purchased the license to the "N-Viro Process" in Japan from N-Viro Energy Systems, Ltd. for $466,063. The Company made a $100,000 down payment and paid the balance by quarterly installments. The Company was delinquent on minimum royalty payments due June 30, 1994 and September 30, 1994, totaling $50,000, and consequently all rights and privileges granted to us under the license agreement were canceled by the licensor. The license agreement costs and net of accumulated amortization, were written-off during the year ended December 31, 1994. On December 31, 1995, the Company terminated any attempts in the N-Viro business.

         On November 29, 2000, the Company filed a Certificate of Amendment in the State of Delaware changing our name to Drucker, Inc.


         No activities were conducted in 1995 or 1996. In 1997, the Company discontinued with our `N-Viro' business and adopted a business plan to engage in oil and gas exploration. The Company's primary business focus was then the acquisition, exploration and development of mineral properties and oil and natural gas properties. In early 1997, the Company negotiated joint venture farm-in agreements with two Vancouver based oil companies with whom the companies' officers and directors are affiliates for a 50% interest in certain oil projects in the People's Republic of China. The projects were unsuccessful and were abandoned in 1998. The Company had a participation in the Gulf of Suez joint venture in Egypt, West Gharib which in 1999 made one oil discovery, drilled one dry hole, and drilled a third well which was completed successfully as an appraisal well in the last quarter of 1999. In October 1999, the Company entered into an agreement for an interest in the North Ghadames joint venture in

Algeria. The discovery well was drilled in 1996 and the overall three well program was designed to prove a structure concept. The second well was drilled successfully in August 2000 and the third well was abandoned in February 2001.

         By an agreement dated February 1, 2002, the Company agreed to dispose of its wholly owned subsidiary Drucker Petroleum, Inc. for US$250,000 and 1,000,000 common shares of Tanganyika Oil Ltd., a public company. The sale of the Company's 20% interest in West Gharib Block, Egypt was completed in May 2002. The Company has received US$250,000 and securities of Tanganyika Oil Company Ltd. which consist of 200,000 common shares at a deemed share price of CDN$0.50 per share and 800,000 special warrants that were converted at no cost into 800,000 common shares also at a deemed share price of CDN$0.50 per share. The warrants were exercisable after November 1, 2002. Tanganyika Oil Company Ltd. is a publicly registered company in Canada, and is listed on TSX-Venture Exchange. All oil and gas operations were terminated concurrent with the sale to Tanganyika Oil Company Ltd. The Company owned less than 5% of the outstanding stock of Tanganyika Oil Company Ltd. including Options after the sale.

         Current Business

         The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

         At year end the Company had not acquired any business opportunity. Although on January 6, 2003 the Company entered into a Letter of Intent to acquire Crime Prevention Analysis Lab Incorporated (CPAL) in Vancouver, BC, Canada. In the spring of 2003, the Company withdrew from further discussion in this acquisition because of the involved nature and protracted time of the negotiation, and other business judgment issues.

         It was anticipated that the Company's officers and directors will contact persons with whom they are acquainted who are involved in corporate matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that limited funds that are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

         The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which have an active business. (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it may (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability, if any.


         The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.


         Any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.


         Depending upon the nature of the transaction, the current officers and directors of the Company may resign management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.


         It was anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.


         The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Delaware law to enter into such a transaction if:

1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stock- holders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities

         To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

         It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

          It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

         The analysis of business opportunities will be undertaken by or under the supervision of the Company's Board, who are not professional business analysts. See "Management." Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:


1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

2. The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

5.  The extent to which the business opportunity can be advanced;

6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

         In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

         No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

         The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

         Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a
financial  plan  of  operation  and  estimated  capital  requirements;   audited
financial  statements,  or  if  they  are  not  available,  unaudited  financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

         As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

         It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - - Regulation of Penny Stocks."

         Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

         It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

         It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders.

         It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.
                                       10

         The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

         As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

         It  is  anticipated  that  the   investigation  of  specific   business
opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.


Risks and Additional Regulatory Requirements of "Blank Check Companies"

         Rule 419 under the  Securities  Act of 1933,  Regulation  C (adopted in
1992), has requirements which it imposes regarding new offerings by Blank Check companies, which the Registrant will be classified as until it acquires or develops an operating business. These requirements include an escrow of funds and securities issued in an insured depository institution or separate bank account in a Broker/Dealer. Further, there are requirements that the escrow provisions be fully disclosed in the prospectus for the offering and that prior to release of the escrowed funds and securities, a post-effective amendment with all of the disclosure which would be required in an SB-2 or S-1 registration statement be filed, approved by SEC, and distributed to shareholders pursuant to
Section 14 of the Securities Exchange Act of 1934. The Company has no intent to make an "offering" of securities while a "blank check company."

Investment Company Act and Other Regulation

         The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.


     Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to continue its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

         The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

         Any securities which the Company might acquire in exchange for its Common Stock are expected to be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

         An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

         The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

Administrative Offices

         The Company currently maintains a mailing address at #1-1035 Richards Street, Vancouver, B.C. Canada V6B 3E4. The Company's telephone number is (604) 681-4421. Other than this mailing address, the Company also maintains another office at #950, 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2

Employees

         The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of the Company's officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

Risk Factors

1. Conflicts of Interest. Certain conflicts of interest may exist between the Company and its officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company.

         It is anticipated that Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's officers may consider his own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

2. Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.
                                       13

3. Regulation of Penny Stocks. The Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker- dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

         In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities
Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

         Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

4. Lack of Profitable Operating History. The Company was inactive from 1994 to 1996. From 1997 to early 2003, the Company conducted exploration activities on oil and gas properties for joint venture participation in China, Egypt and Algeria. The exploration efforts in China were not successful and the Company was not profitable from the operation in Egypt. Currently the Company has no revenues from oil and gas operations, or assets. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

5. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

6. Possible Business - Not Identified and Highly Risky. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders if the business or opportunity proves to be unsuccessful. See
Item 1 "Business."

7. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

8. Impracticability of Exhaustive Investigation. The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

9. Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

10. Reliance upon Financial Statements. The Company generally will require audited financial statements from companies that it proposes to acquire. Given cases where audited financials are available, the Company will have to rely upon interim period unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

         Moreover, the Company will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the Securities and Exchange Commission (the "Commission") and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences.

         In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

11. Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

12. Dependence upon Management; Limited Participation of Management. The Company will be heavily dependent upon the skills, talents, and abilities of its officers and directors to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

13. Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.
                                       16

14. Indemnification of Officers and Directors. Delaware Revised Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

15. Director's Liability Limited. Delaware Revised Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.


16. Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's Board without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the Company considers it necessary to hire outside advisors, the Company may elect to hire persons who are affiliates, if they are able to provide the required services.


17. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

18. Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a dis- advantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

19. No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

20. Loss of Control by Present Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders. In addition, the Company's major shareholders could sell control blocks of stock at a premium price to the acquired company's stockholders.

21. No Public Market Exists. There is no public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.


22. Rule 144 Sales. 1,828,251 of the outstanding shares of Common Stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. Of the total 32,476,250 shares of common stock held by present stockholders of the Company, 30,647,999 shares are tradeable now and 1,828,251 shares will become available for resale under Rule 144 subject to volume restrictions under the Rule to the extent applicable.


ITEM 2.  PROPERTIES

         (a)  Real Estate.  None
         (b)  Title to properties.  None

         (c)  Oil and Gas Drilling Activities.  None at December 31, 2002.

         The Company has no gross or net productive wells or developed or undeveloped acreage as of December 31, 2002, having disposed of its subsidiary Drucker Petroleum, Inc. in May 2002. The Company was conducting no oil and gas activities whatsoever at December 31, 2002, nor as of July 31, 2003.
                                       18

Exploration Results - PRIOR YEARS

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
                           ==========   =========  ==============   ==========

         (d)  Oil and Gas Production.

         The Company sold its subsidiary, Drucker Petroleum, Inc., to Tanganyika Oil Company Ltd., which sale was agreed on February 1, 2002, and completed in May 2002. The Company no longer produces any oil or gas. Up to date of sale, Drucker Petroleum, Inc. was the wholly owned subsidiary of the Company, which was engaged in oil and gas exploration and production. The Company as of December 31, 2002, and August 31, 2003, has no oil and gas activities of any kind.

         For the year ended December 31, 2002, our net production, average sale price and average production cost in Egypt were as follows.

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

         (e)  Oil and Gas Reserves.

         There are no proven developed reserves. No data has been provided for the year ended December 31, 2002 as the Company has sold the subsidiary holding oil and gas interests in Egypt.

         Our estimated oil reserves at December 31, 2001 are presented below and they represent Drucker share after royalties deduction. The estimates of proved reserves and related valuations were determined both by management and by independent petroleum engineers. Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development and other factors.

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

                      PROVED RESERVES AT DECEMBER 31, 2001

BBL of OIL                   DEVELOPED         UNDEVELOPED          TOTAL
                             ---------         -----------          -----

    Egypt                      223,256                  -           223,256
    Algeria                        -                    -                 -
                            --------------    --------------       -----------
    Total                      223,256                  -           223,256
                            ==============    ==============       ===========

NOTE: No reserves exist at December 31, 2002 as the Company sold its Oil and gas subsidiary in May 2002.

         (f)  Natural Gas Gathering/Processing Facilities. None.

         (g)  Present Activities and Subsequent Events: None.

         By an agreement dated February 1, 2002, the Company agreed to dispose of its wholly owned subsidiary Drucker Petroleum, Inc. for US$250,000 (received) and 200,000 common shares of the purchaser, Tanganyika Oil Company Ltd., a public company, at a deemed price of CDN$0.50 per share (received) and 800,000 special warrants of the purchaser at a deemed price of CDN$0.50 per warrant

(received).   Each   special   warrant   was   exercised   (without   additional
consideration) into one common share of the purchaser, in November 2002.


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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The Company has no plans for any research and development in the next twelve months. The Company (referred in this report as Drucker, Inc. and/or its subsidiaries) present below the selected financial information and should be read in conjunction with its consolidated financial statements and related notes also in this report.

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


RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2002 AND 2001


         By an agreement dated February 1, 2002, the Company agreed to sell its oil and gas interest in West Gharib, Egypt to Tanganyika Oil Company, Ltd. and completed the sale in May 2002. For the continuing operations, the revenue from interest income only amounted to $7,393 in 2002 compared to no interest income in 2001. This is a 99% decrease from 2001 revenue due to discontinuing oil operations in 2002. The accounting and audit fees were $17,877, a 65% decrease over 2001 due to reduced financial activities, the consulting fees were $111,288, a 20% decrease over 2001 due to reduced activities, the legal and professional fees were $9,577, an increase of 240% due to legal costs of transactions over 2002, and the office and operating costs were $14,758, a 46% decrease over 2001 due to decreased activity, for total expenses of $159,555 in 2002. In 2001, the accounting and audit fees were $52,123, the consulting fees were $137,999, the legal and professional fees were $3,885 and the office and operating costs were $27,171 for total expenses of $230,940. The reduction in accounting and audit fees reflects the Company in search of investment opportunities for most part of 2002.

         For the discontinued oil operations, gross oil revenue amounted to $81,796 in 2002 compared to $1,899,252 in 2001. This revenue was generated in the subsidiary Drucker Petroleum, Inc. from oil produced from the West Gharib project in Egypt where the Company had a 20% working interest. Expenses of production were $40,540 for its share of production of 5,951 barrels or $6.81 per barrel, depletion was $15,637 and general and administrative costs were $32, for total expenses of $56,209 in 2002. In 2001, expenses of production were $745,177, depletion was $148,569, general and administrative costs were $3,062 and exploration expenses were $26,883, for total expenses of $923,691. In 2002, the net operating loss was ($152,162) compared to a net operating loss of ($230,940) in 2001. In 2002, the Company had additional losses on discontinued operations and upon disposal of the discontinued subsidiary of ($120,076). The net loss for 2002 was ($272,238) or ($0.01) per share compared to $(2,842,850) or ($0.09) per share in 2001. The Company ceased all efforts at oil and gas exploration or production as of May 2002 when it sold its subsidiary Drucker Petroleum, Inc.

CHANGES IN FINANCIAL CONDITION

         At year-end 2002 the Company's assets had decreased to $704,100 compared to $1,323,747 at year 2001. The current assets totaled $231,100 at 2002 year-end compared to $808,853 at 2001 year-end. Total liabilities at year-end 2002 were $14,213 compared to $416,107 at 2001 year-end. Stockholders' equity at year end 2002 was $689,887 compared to $907,640 at year end 2001.

LIQUIDITY

         The Company may use all of its liquidity in either the search for a business, or the attempt to acquire or develop a business. The Company is unable to carry out any plan of business without adequate funding. The Company cannot predict to what extent its current liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire. There is no assurance that the Company can continue as a going concern without more and substantial funding in any business, for which funding there is no committed source. The Company had cash at year end of $226,043 and stock of Tanganyika Oil Company, Ltd. valued at $367,180.

         The Company estimates it will require $25,000 to $30,000 to cover legal, accounting, transfer and miscellaneous costs of being a reporting company in the next fiscal year. The Company will have a cash reduction for current annual costs of at least $25,000 to $30,000, which will reduce available capital with which to make any business combination.

         As the Company has disposed of its subsidiary, Drucker Petroleum, Inc., in 2002, the Company will be dependent on its cash reserves for its short term needs. The Company had current assets of $231,100 at December 31, 2002 and had current liabilities of $14,213. These amounts are sufficient to the Company for continued operations at the current level until the end of 2003. This could change, however, if any other business venture were to be embarked upon, and the available cash could be depleted much more rapidly. On a long-term basis, we have no fixed assets and no long term debt. The Company did have $226,043 in cash at year end 2002. At July 30, 2003, the Company owned Tanganyika Oil Company, Ltd. stock of a market value of $2,350,000 (closing price).

CAPITAL RESOURCES

         The Company's primary capital resources are stock from another company, Tanganyika Oil Company, Ltd., its own stock and cash on deposit. The Company's own stock may be illiquid because it is restricted in an unproved company with a short history of income generation.

NEED FOR ADDITIONAL FINANCING

         In the event the Company is able to complete a business combination during this period, lack of sufficient existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that its limited funds will ultimately allow the Company to complete a business combination. If a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

         The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

         The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if it achieves a business acquisition, it may acquire or add employees of an unknown number in the next twelve months.

         Management hopes to seek a business which might be acquired, at which time there may be a necessity to seek and obtain funding, via loans or private placements of stock to pay off debt and provide additional working capital. Management has no current plan to seek capital in the form of loans or stock private placements at this time because it has no business upon which to base any capital raising plan.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-27.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) The following table furnishes the information concerning our directors and officers as of August 31, 2003 as well as those who were directors as of December 31, 2002. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.

Name                             Age     Title                            Term
-------------------------        ---     --------------------------      ------
Ronald Xiuru Xie                 41      President, CEO, Acting CFO
(appointed as of June 16, 2003)              and Director                Annual

Gerald William Runolfson         61      Former President (resigned
(at December 31, 2002)                   June 15, 2003)
                                         Current Secretary and Director  Annual

Ernest Cheung                    52      Secretary                       Annual
(at December 31, 2002)                   and Director
                                         (resigned as of
                                          August 11, 2003)

Patrick Pak Ling Chan            48      Director and Chairman           Annual
(at December 31, 2002)                   (resigned June 15, 2003)

Joseph S. Tong                   54      Director                        Annual
(at December 31, 2002)                   (resigned June 15, 2003)

Ken A. Kow                       61      Director                        Annual
(at December 31, 2002)                   (resigned August 11, 2003)

Nick Ringma                      56      Director                        Annual
(appointed as of June 16, 2003)

Wei Zhang Liu                    53      Director                        Annual
(appointed as of August 11, 2003)

Liang Hong                       40      Director                        Annual
(appointed as of August 11, 2003)

Liang Song Ge                    38      Director                        Annual
(appointed as of August 11, 2003)

Yi Kang Sun                      71      Director                        Annual
(appointed as of August 11, 2003)

         The term of office for each director is one (1) year, or until his/her successor is elected at the Company's annual meeting and qualified. The term of office for each officer is at the pleasure of the board of directors.


         The board of directors have an audit committee with Gerald Runolfson and Ernest Cheung as committee members and also have a compensation committee with Gerald Runolfson and Ernest Cheung as committee members. There is no nominating committee and the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.


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

                              MANAGEMENT EXPERIENCE

         RONALD XIURU XIE, age 41, President, Director, CEO, and Acting CFO of Drucker, Inc. (appointed in June 2003) obtained a BA degree from Beijing University of International Business & Economics in 1984 and a Master of Law in 1986 from School of Law, Beijing University of International Business & Economics. He obtained an LLB (law) in 1992 from Queen's University in Canada. He is President and director of China NetTV Holdings, Inc. since July 2003 to present. He is a founding partner of Allied Law Office in Beijing, PR China since 1998. He was a Senior Partner, Great Wall Law Office in Beijing, China, 1995-1998. He has been a member of the Chinese practice Bar since 1988 and was called to the Bar of Ontario, Canada in 1993. Mr. Xie will devote approximately 50% of his time to company operations.

         NICK RINGMA, age 56, was appointed a director of Drucker, Inc. in June 2003. Mr. Ringma studied at Calvin College 1967-68 and obtained a BA in 1973 from Simon Fraser University in Vancouver, BC. From 1997 to present, he has been Vice President and director of Digital Accelerator Corp. He has been a director of Vertigo Technologies, Inc. from September 2002 to present. From 1980-1982, he was President of Miller Electronics - a Division of Gendis.

         GERALD WILLIAM RUNOLFSON, current Secretary and Director, age 61, was President and Director of Drucker, Inc. from 1991 to June 2003. He received a Bachelor of Science in Civil Engineering in 1963 from University of Saskatchewan Canada. He studied Business Administration 1970 - 1971 at University of Alberta, Canada. From 1988 to 2000, he has been President of International Butec Industries Corp., Vancouver, BC, a company involved in mining exploration but switched to high tech (smart card technology) in 2000. He has resigned as an officer and director from Butec effective January 29, 2001. From 1991 to 1994 he was President of N-Viro Recovery, Inc. From 1994 to present he has been President of Elkon Products, Inc. of Vancouver, B.C. Principal business of Elkon Products is the supply of silica fume. Silica fume is a product 100 times finer than cement and is a byproduct of the silicon metal manufacturing business. Elkon has the exclusive Canadian distribution rights for all silica fume produced in Canada. The product is used mainly in oil well cementing operation and in concrete construction. It is delivered by bulk rail car from Quebec to Alberta and then delivered by tanker truck to the company's customers. Major customers include the oilfield service companies: Halliburton, BJ Services. He has been a Director of Horseshoe Gold Mines since 1991, a mining exploration company currently focusing on diamond exploration in Northern Canada. He resigned as President in June 2003 and was appointed Secretary. He devotes approximately 10% of his time to the Company.

         ERNEST CHEUNG, former Secretary and Director of Drucker, Inc. (resigned effective August 11, 2003), age 52, received an MBA in Finance and Marketing from Queen's University, in Kingston, Ontario in 1975, and obtained a Bachelors Degree in Math in 1973 from University of Waterloo,

Ontario. From 1984 to 1991 he was vice President and Director, Capital Group Securities, Ltd. in Toronto, Canada. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada. From 1993 to 1994 he was Vice Chairman, Tele Pacific International Communications Corp. of Vancouver, B.C. He has served or served as a director of the following companies:


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

* Reporting Companies in US

         He has held a Canadian Securities license but is currently inactive. He has been a Director and Secretary of Registrant since January 1997. Mr. Cheung has resigned as a Director as of August 10, 2003. He resigned as Secretary in June of 2003. Mr. Cheung devotes less than 5% of his time to the Company.

         PATRICK CHAN, age 48, was a Director and Chairman of Drucker, Inc. from January 1997 to June 15, 2003 when he resigned. He graduated from McGill University in Montreal, Quebec with a Bachelor of Commerce in Accounting in 1977. He is a Chartered Accountant in British Columbia (since 1980). From 1992 to 1993 he was executive assistant to the Chairman, Solid Pacific Enterprises, a company engaged in manufacturing and distribution of confectionery products in Hong Kong and China. From 1985 to 1992 he was employed at Coopers & Lybrand, Toronto, Canada, and focused on mergers and acquisitions. From 1993 to 1995 he was a registered Securities Representative with Bache Securities. From 1955 to present, he has been a consultant to various public and private companies in Hong Kong. Mr. Chan resigned in June 2003 as Chairman and Director of the Company.

         JOSEPH S. TONG, age 54, was a director of Drucker, Inc. from January 1997 to June 15, 2003 when he resigned. Mr. Tong matriculated from La Salle College, Kowloon, Hong Kong in 1968. From 1986 to 1990 he was a Branch Manager for Canadian Imperial Bank of Commerce. From 1990 to 1994 he was Regional Manager, Asian Banking, Canadian Imperial Bank of Commerce. From 1994 to 1995 he was President of China Growth Enterprises Corporation. From 1995 to present he has been a Director, Corporate Finance, of Corporate Capital Group in Ontario, Canada. He is currently a director of Agro International Holdings, Inc. of Vancouver, B.C. since January 1997. Mr. Tong resigned as Director of the Company in June 2003.

         KEN A. KOW, age 61, was a director of Drucker, Inc. from October 2000 until August 11, 2003 when he resigned. He has been a consultant to the Company and as Manager, Petroleum Operations in charge of petroleum exploration since 1997. He received a Bachelor of Science in Chemistry in 1965 and a Ph.D in Chemistry in 1980 from University of London, England. From 1984 to 1986, he was Manager of Core Analysis with Geotechnical Resources, Ltd. in Calgary, Alberta and from 1986 to 1988 he was Technical Manager with C&G Laboratories in Calgary, Alberta. From 1988 to 1997 he was employed with Waha Oil Company as a Petroleum Analyst in Tripoli, Libya, North Africa. He has served as Director since 1997 to present and as Secretary from 1997 to 2002, of Richco Investors, Inc. (CDN, and CDNX from 2000). Mr. Kow has resigned as Director as of August 10, 2003.

         WEI ZHANG LIU, age 53, was appointed a director of Drucker, Inc. on August 11, 2003. He obtained a Bachelor Degree from University of Science and Technology Beijing ("USTB") in 1976 and also obtained a Bachelor Degree from the Arts & Law School of USTB in 1982. During the period from 1990 to present, Mr. Liu acted as Vice G.M. and G.M. of BK Machinery; G.M. and President of BK. He is in charge of overall affairs of BK and has turned the company into a top manufacturer and provider of automation system solutions and related products in China.

         LIANG HONG, age 40, was appointed a director of Drucker, Inc. on August 11, 2003. He obtained a Bachelor Degree in 1985 from Automation Department of USTB. From the beginning of 2003 to the present, he has been Vice G.M. in School-funded Industrial Group of USTB. His major responsibilities include assessment for investment in connection with whole school's industry, evasion of legal risks, project plan, capital operation, public relationship, etc. Mr. Hong was a founder of BK and acts as Vice President, participating in all major decisions and development plan of the company, and shouldering such responsibilities as the establishment of technical and marketing teams, operating management, organization of R & D, development of new technology, administration of major projects, public relations, financing, etc. From 2001 to 2002, Mr. Hong set up Time High-Tech Co., Ltd. (THT) and acted as Vice G.M. The company was invested by State Investment Development Corporation (SIDC) and USTB. Mr. Hong participated in all initial activities including project assessment, financing negotiations, incorporation of joint ventures. From 1999 to 2002, Mr. Hong acted as vice director of Robot Institute of USTB.

         LIANG SONG GE, age 38, was appointed a director of Drucker, Inc. on August 11, 2003. He obtained a Bachelor Degree in 1986 from the Automation Department of USTB and a Master Degree in 1989 from Automation Department of Harbin Institute of Technology, China. From 1998 to 2002, Mr. Ge acted as Vice G.M. of BK. Since the beginning of 2003, Mr. Ge has acted as G.M. of BK.

         YI KANG SUN, age 71, was appointed a director of Drucker, Inc. on August 11, 2003. He is a professor of automation at USTB, obtained a Bachelor Degree in 1952 from Tsinghua University in Beijing, China with a major in Material Molding and Control Engineering. Since 1999, Mr. Sun has acted as Technical Director of BK. He has been a director since incorporation of the company, responsible for technology directions, application and management, product development, international communication and development planning, R & D, and project planning. From 1994 to 1999, Mr. Sun acted as Chief Engineer of BK and was responsible for all major engineering and technological issues.

         (e) Directors' Compensation

         Each member of the Board of Directors receives $1,000.00 plus reasonable outside travel expenses for each Board meeting he attends and for each Committee meeting he attends during the fiscal year. Directors who are also officers of the Company receive no compensation for services as a director.

Indemnification of Officers and Directors

     As permitted by Delaware Law, the Company may indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion of Liability


         The Delaware General Corporation Law excludes personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of the Delaware Law, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Conflicts of Interest

         The officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company. Each director, other than officers, devotes less than 5 hours per month to the Company.


         There is no procedure in place which would allow officers or directors to resolve potential conflicts in an arms-length fashion. Accordingly, he will be required to use his discretion to resolve them in a manner which he considers appropriate.

         The Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company's officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than their own personal pecuniary benefit.

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


                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                            Annual Compensation                                          Awards

Name and                 Year          Salary ($)       Bonus         Other Annual          Restricted           Securities
Principal                                               ($)           Compensation ($)      Stock                Underlying
Position                                                              Award(s)($)           Options/SARs(#)

Gerald                    2002          0                 0                 0               0                         0
Runolfson,                2001          0                 0                 0               0                         0
President                 2000          0                 0                 0               0                         300,000 (6)
(resigned June 2003
currently Secretary)

Ernest Cheung,            2002          0                 0                 0               0                         0
Secretary                 2001          0                 0                 0               0                         0
(resigned June 2003)      2000          0                 0                 0               0                         0

Patrick Chan,             2002          0                 0                 0               0                         0
Chairman                  2001          0                 0                 0               0                         0
(resigned June 2003)      2000          0                 0                 0               0                         550,000 (1)

Officers                  2002          0                 0                 0               0                         0
as a group                2001          0                 0                 0               0                         0
                          2000          0                 0                 0               0                         850,000 (6,1)


         (b) Compensation Pursuant to Option Plans.

                    TABLE OF OPTIONS OUTSTANDING TO OFFICERS

Name and                Shares Underlying       Option                  Expiry
Principal Position      Options                 Exercise Price (USD)     Date
------------------      -----------------       --------------------    -------
Gerald Runolfson
(former President
now Secretary)          300,000                 $.40                    6/30/04

Patrick Chan
(former Chairman
 and Director)          550,000 (1)             $.40                    6/30/04

Ernest Cheung
(resigned Secretary
and Director)                 0                 N/A                     N/A

         (c) Other Compensation. None. No stock appreciation rights or warrants exist to management.

         (d) Compensation of Directors.

         Compensation paid by the Company for all services provided during the fiscal year ended December 31, 2002 to each of our directors and to all directors as a group is set forth below:


                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                                      Cash Compensation                                       Security Grants
------------------------------------------------------------------------------------------------------------------------------------
Name                              Annual             Meeting          Consulting              Number          Number of Securities
                                  Retainer           Fees ($)         Fees/Other              of              Underlying
                                  Fees               ($)              Fees ($)                Shares(#)       Options/SARs(#)
A. Director                       0                      0                23,000                  0                    0
Gerald Runolfson

B. Director                       0                      0                26,750                  0                    0
Ernest Cheung
(resigned August 2003)

C. Director                       0                      0                     0                  0                    0
Patrick Chan
(resigned June 2003)

D. Director                       0                      0                     0                  0                    0
Joseph Tong
(resigned June 2003)

E. Director                       0                      0                36,538                  0                    0
Ken Kow
(resigned August 2003)

         (e)  Termination of Employment and Change of Control Arrangements.
                  None

         (f) Stock purchase options:

Name                                     Shares Underlying    Option    Expiry
                                              Options         Price      Date
                                                                           (USD)
---------------------------------       -------------------   ------    -------
Patrick Chan                             550,000 shares (1)     $.40    6/30/04
FKT Exploration Consultants, Ltd.        325,000 shares (2)     $.40    6/30/04
Ken K Consulting, Ltd.                   325,000 shares (3)     $.40    6/30/04
Cobilco Inc.                             550,000 shares (4)     $.40    6/30/04
Lancaster Pacific Investment Ltd.        550,000 shares (5)     $.40    6/30/04
Gerry Runolfson                          300,000 shares (6)     $.40    6/30/04
Yonderiche Int'l Consultants             150,000 shares (7)     $.40    6/30/04
808719 Ont. Ltd.                         100,000 shares (8)     $.40    6/30/04
Gemsco Management Ltd.                   100,000 shares (9)     $.40    6/30/04

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Beneficial owners of five percent (5%) or greater, of the Registrant's Common Stock and Warrants: No Preferred Stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's Common Stock known by the Company based upon 32,476,250 shares outstanding at December 31, 2002.


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

Title        Name of                        Amount and                Percent
of           Beneficial                     Nature of                 of
Class        Owner                          Beneficial Ownership      Class
-----        -----                          --------------------      -----
Common       Gerald Runolfson               512,501 (a)               1.5%
             Secretary and Director
             (former President)
             4151 Rose Crescent             812,501 (b)
             West Vancouver,                including options         2.4%
             B.C. Canada

                                                                         /cont'd

Title        Name of                        Amount and                Percent
of           Beneficial                     Nature of                 of
Class        Owner                          Beneficial Ownership      Class
-----        -----                          --------------------      -----

Common       Ernest Cheung                  9,225,000(1)              28.4%
             Secretary and Director
             (resigned)
             6091 Richards Drive            9,775,000(1)              27.6%
             Richmond, B.C.                 including options
             Canada  V7C 5R2

Common       Patrick Chan                   0(2)                      0%
             Director and Chairman
             (resigned June 2003)
             #7 Conduit Road, Flat 6E       550,000                   1.6%
             Hong Kong                      through options

Common       Joseph Tong, Director          0(3)                      0%
             (resigned June 2003)
             33 Allview Crescent
             North York, Ont., Canada       100,000                   0.3%
             M2J 2R4                        share options

 Common      Ken A. Kow, Director           0(4)                      0%
             (resigned August 2003)
             2957 E. 56Ave.
             Vancouver, BC, Canada          325,000                   0.9%
             V5S 2A2                        share options

 Common      Officers and Directors         9,737,501                 29.9%
             as a group
                                            11,562,501                32.6%
                                            including options

(a) Porta-Pave Industries, Inc. (company owned by Runolfson family) owns 380,002 shares

(b) Gerald Runolfson, individually owns 132,499 shares and has an option to acquire 300,000 shares.

          (1) 9,225,000 shares are owned by Richco Investors, Inc. of which Ernest Cheung is a director, officer and shareholder. Richco Investors, Inc. is beneficially owned by Raoul Tsakok through ownership of 50%+ shares of common stock of Richco Investors, Inc. Mr. Raoul Tsakok, through Cobilco, Inc., has an option to acquire 550,000 shares.
         (2) Mr. Chan has an option to acquire 550,000 shares.
         (3) Joseph Tong (through 808719 Ont. Ltd.) owns a 100,000 share option.
      (4) Ken Kow (through Ken K Consulting Ltd.) owns a 325,000 share option. Ken Kow was a consultant to the Company. He has extensive experience in oil and gas industry. He also served as Manager of Exploration, Drucker Petroleum, Inc. providing input for drilling reports and geological interpretation. Besides his involvement in technical matters, he has helped in the general management of the Company. The options granted to Ken K Consulting Ltd. were a form of compensation in addition to cash consulting fees.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain Transactions

         The Company's interest in the West Gharib Egyptian oil and gas concession was subject to a 7% net profit interest payable to a related company and affiliate, Richco Investors, Inc. after the Company has recovered all its exploration and development expenditures. Richco is related by virtue of common directors, Messrs Kow and Cheung. Such 7% net profit is no longer applicable due to sale of the interests in May 2002.

         Certain employees, officers, directors, and affiliates were granted options in November 1999. The options are exercisable at $0.40 per share and extend until June 30, 2004. The granting of these options for their services have been very favorable to the Company as these services are necessary and are provided at no monetary cost to the Company.

1. Mr. Chan, who was Chairman of the Board and a Director, was granted an option for 550,000 shares, for his negotiation for oil concessions in China and for his contributions in the areas of regulatory matters, Chinese oil and gas market conditions and strategies aimed at penetrating that market.
2. FKT Exploration Consultants, Ltd. is owned by Fred Tse, a consultant. It received a 325,000 share option for their contribution in assessing the risks and rewards of global geological plays, in advising on joint venture drilling targets and in advising on drilling and completion progress.
3. Ken K Consultant, Ltd. is owned by Ken Kow, a paid consultant and a former director. It received a 325,000 share option for providing technological information on drilling and for geological interpretation, for technological research in new joint venture, and for his help in the general management of Drucker.
4. Cobilco is owned by Raoul Tsakok, a director, of Richco Investors, Inc., a majority shareholder. Cobilco was granted a 550,000 share option for their role as advisor on strategic issues, oil and gas industry market trends, and financial and capital market issues.
5. Lancaster Pacific Investment, Ltd. is owned by Paul Chan, a consultant. It received a 550,000 share option for their contributions in the areas of regulatory matters, Chinese oil and gas market conditions and strategies aimed at penetrating that market.
6. Mr. Runolfson was President and Director but is currently Secretary. He received a 300,000 share option for the general management of Drucker, investor relations, financial and capital market matters and for services as a director.
7. Yonderiche Int'l Consultants is owned by Jack Song. It received a 150,000 share option for their services rendered in matters regarding Chinese government policies and regulations and for their work in negotiating oil concessions in China.
8. 808719 Ont. Ltd. is owned and controlled by Joseph Tong, a former director. It received a 100,000 share option for services rendered as director.
9. Gemsco Management, Ltd. is owned and controlled by Maurice Tsakok, a director of Richco Investors, Inc. a major shareholder. It received 100,000 share option for designing and implementing the Company's corporate and for advising on computer and internet technology.

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

                                             DRUCKER, INC.


Date: September 11, 2003                      By:/s/Ronald Xiuru Xie
                                                 ----------------------------
                                                 Ronald Xiuru Xie,
                                                 President, CEO and Acting CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 11, 2003                      By:/s/Ronald Xiuru Xie
                                                 ----------------------------
                                                 Ronald Xiuru Xie,
                                                 President, CEO, Acting CFO
                                                 and Director


Date: September 11, 2003                         /s/Gerald Runolfson
                                                 ----------------------------
                                                 Gerald Runolfson, Secretary
                                                 and Director

Date: September 11, 2003                         /s/Nick Ringma
                                                 ----------------------------
                                                 Nick Ringma,
                                                 Director

Date: September 11, 2003                         /s/Wei Zhang Liu
                                                 -----------------------------
                                                 Wei Zhang Liu, Director

Date: September 11, 2003                         /s/Liang Hong
                                                 -----------------------------
                                                 Liang Hong, Director

Date: September 11, 2003                         /s/Liang Song Ge
                                                 -----------------------------
                                                 Liang Song Ge, Director

Date: September 11, 2003                         /s/Yi Kang Sun
                                                 -----------------------------
                                                 Yi Kang Sun, Director

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

                                                        /s/Amisano Hanson
                                                        ------------------
Vancouver, Canada                                         "AMISANO HANSON"
January 22, 2003                                        Chartered Accountants

                                                   DRUCKER, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                            December 31, 2002 and 2001
                                             (Stated in U.S. dollars)
                                              ----------------------


                                                     ASSETS                       2002                2001
                                                     ------                       ----                ----
Current
   Cash and cash equivalents                                                $        226,043    $              -
   Accounts receivable                                                                 1,346                   -
   Prepaid expenses - Note 9                                                           3,545               1,008
   Due from a related party - Note 9                                                       -             100,000
   Current assets of discontinued operations - Notes 3 and 6                             166             707,845
                                                                            ----------------    -----------------
                                                                                     231,100             808,853
Equity securities - Note 4                                                           367,180                   -
Due from a related party - Note 9                                                    105,498                   -
Capital assets - Note 5                                                                  322               1,548
Long-term assets of discontinued operations - Note 6                                       -             513,346
                                                                            ----------------    -----------------
                                                                            $        704,100    $      1,323,747
                                                                            ================    =================

                                                   LIABILITIES

Current
   Bank indebtedness                                                        $              -    $         98,227
   Accounts payable and other accrued liabilities                                     14,213              21,103
   Current liabilities of discontinued operations - Note 6                                 -             296,777
                                                                            ----------------    -----------------
                                                                                      14,213             416,107
                                                                            ----------------    -----------------

                                               STOCKHOLDERS' EQUITY

Stockholders' equity - Note 8
  Common stock:  $0.001 par value,
   Authorized:  50,000,000
   Issued and outstanding:  32,476,250 (2001:  32,476,250)                            32,115              32,115
  Additional paid-in capital                                                       6,843,803           6,843,803
  Accumulated other comprehensive income                                              54,485                   -
  Accumulated deficit                                                          (   6,240,516)      (   5,968,278)
                                                                            ----------------    -----------------
                                                                                     689,887             907,640
                                                                            ----------------    -----------------
                                                                            $        704,100    $      1,323,747
                                                                            ================    =================

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
                                                            ================   ================  ================


                             SEE ACCOMPANYING NOTES



                                                                   DRUCKER, INC.
                                                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                                for the years ended December 31, 2002, 2001 and 2000
                                                              (Stated in U.S. dollars)
                                                               ----------------------

                                                                   2002              2001               2000
                                                                   ----              ----               ----
 Cash flow from operating activities:
  Net loss from continuing operations                       $  (    152,162)   $  (    230,940)  $  (    216,099)
  Adjustment to reconcile net loss to net cash
   provide by (used in) operating activities
    Amortization                                                      1,227              1,227               905
    Translation adjustment                                              170                  -                 -
    Write-off of accounts payable                                         -                  -      (      3,475)
    Write-off of advances                                                 -                  -             8,202
  Changes in non-cash working capital balances consist of:
    Accounts receivable                                        (      1,346)                 -                 -
    Prepaid expenses                                           (      2,537)               549      (        468)
    Accounts payable and accrued liabilities                   (      6,890)       (    10,447)           15,401
                                                            ----------------   ----------------  ----------------
Net cash used in operating activities                          (    161,538)      (    239,611)     (    195,534)
                                                            ----------------   ----------------  ----------------
Cash flow from investing activities
   Due from a related party                                    (      5,498)      (    100,000)                -
   Capital assets                                                         -                  -      (      3,680)
   Proceeds on sale of subsidiary                                   250,000                  -                 -
   Advances from discontinued operations of
    disposed subsidiary                                             241,306            243,172            76,073
                                                            ----------------   ----------------  ----------------
Net cash flow from investing activities                             485,808            143,172            72,393
                                                            ----------------   ----------------  ----------------
Cash flow from financing activity
   Increase (decrease) in bank indebtedness                    (     98,227)            96,439             1,788

Net increase (decrease) in cash from continuing
 operations                                                         226,043                  -     (     121,353)

Increase (decrease) in cash from discontinued
 operations - Note 6                                           (    246,635)       (   213,106)          394,843)
                                                            ----------------   ----------------  ----------------
Increase (decrease) in cash and cash equivalents
 during the year                                               (     20,592)       (   213,106           273,490

Cash and cash equivalents - beginning of the year                   246,801            459,907           186,417
                                                            ----------------   ----------------  ----------------
Cash and cash equivalents, end of the year                  $       226,209    $       246,801   $       459,907
                                                            ================   ================  ================

                                                                                                        .../Cont'd.

                             SEE ACCOMPANYING NOTES


                                                                   DRUCKER, INC.                                     Continued
                                                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                                for the years ended December 31, 2002, 2001 and 2000
                                                              (Stated in U.S. dollars)
                                                               ----------------------


                                                                   2002              2001               2000
                                                                   ----              ----               ----
Cash and cash equivalents consists of:
Cash and cash equivalents    - continuing operations        $       226,043    $             -   $             -
                             - discontinued operations                  166            246,801           459,907
                                                            ---------------    ---------------   ---------------
                                                            $       226,209    $       246,801   $       459,907
                                                            ---------------    ---------------   ---------------

Supplemental Information
Cash paid for:
   Interest                                                 $             -    $             -   $             -
                                                            ---------------    ---------------   ---------------

   Income taxes                                             $             -    $             -   $             -
                                                            ---------------    ---------------   ---------------


Non-cash Transactions - Note 13














                             SEE ACCOMPANYING NOTES


                                                            DRUCKER, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     for the years ended December 31, 1999 to December 31, 2002
                                                      (Stated in U.S. dollars)
                                                       ----------------------


                                                                                                            Accumulated
                                              Common Stock              Additional                            Other
                                       ------------------------------    Paid-in          Accumulated     Comprehensive
                                       Shares          Amount            Capital             Deficit          Income           Total
                                       ------          ------            -------             -------          ------           -----

Balance, December 31, 1998             32,476,250   $     32,115    $   6,306,803   $ ( 2,352,887)   $           -    $   3,986,031

Net loss for the year ended
 December 31, 1999, as restated                 -              -                -     ( 1,110,184)               -      ( 1,110,184)
Adjustment to previously reported
 amounts:
   Non-cash compensation charge                 -              -          537,000               -                -          537,000
                                       ----------   ------------    -------------   --------------   -------------    --------------
Balance, December 31, 1999,
 as restated                           32,476,250         32,115        6,843,803     ( 3,463,071)               -        3,412,847
Net income for the year ended
 December 31, 2000                              -              -                -         337,643                -          337,643
                                       ----------   ------------    -------------   --------------   -------------    --------------
Balance, December 31, 2000             32,476,250         32,115        6,843,803     ( 3,125,428)               -        3,750,490
Net loss for the year ended
 December 31, 2001                              -              -                -     ( 2,842,850)               -      ( 2,842,850)
                                       ----------   ------------    -------------   --------------   -------------    --------------
Balance, December 31, 2001             32,476,250         32,115        6,843,803     ( 5,968,278)               -          907,640
Translation adjustments                         -              -                -               -              170              170
Unrealized holding gain - Note 4                -              -                -               -           54,315           54,315
Net loss for the year ended
 December 31, 2002                              -              -                -      (  272,238)               -        ( 272,238)
                                       ----------   ------------    -------------   --------------   -------------    --------------
Balance, December 31, 2002             32,476,250   $     32,115    $   6,843,803   $ ( 6,240,516)   $      54,485    $     689,887
                                       ==========   ============    =============   ==============   =============    ==============




                             SEE ACCOMPANYING NOTES



                                                  DRUCKER, INC.                                      Schedule A
                             CONSOLIDATED   SCHEDULE  OF  LOSS  FROM  CONTINUING
                               OPERATIONS for the years ended December 31, 2002,
                               2001 and 2000
                                             (Stated in U.S. dollars)
                                              ----------------------


                                                                     2002             2001              2000
                                                                     ----             ----              ----
Revenue
   Interest income - Note 9                                    $        7,393    $            -   $        3,905
                                                               --------------    --------------   --------------
Expenses
   Accounting and audit fees                                           17,877            52,123           37,920
   Amortization                                                         1,227             1,227              905
   Consulting fees - Note 9                                           111,288           137,999           43,516
   Foreign exchange loss                                                  904             1,446            1,853
   Interest and bank charges                                              425               585              388
   Investor relations                                                   2,619             4,040           34,251
   Legal and professional fees                                          9,577             3,885           43,296
   Office and operating costs - Note 9                                 14,758            27,171           46,986
   Transfer agent fees                                                    880             1,884            5,857
   Travel                                                                   -               580            5,032
                                                               --------------    --------------   --------------
                                                                      159,555           230,940          220,004

Net loss from continuing operations                            $  (   152,162)   $  (   230,940)  $  (   216,099)
                                                               ==============    ==============   ===============







                             SEE ACCOMPANYING NOTES



                                                  DRUCKER, INC.                                      Schedule B
                            CONSOLIDATED  SCHEDULE  OF  LOSS  FROM  DISCONTINUED
                               OPERATIONS for the years ended December 31, 2002,
                                                  2001 and 2000
                                             (Stated in U.S. dollars)
                                              ----------------------

                                                                     2002             2001              2000
                                                                     ----             ----              ----
Revenue
   Oil and natural gas                                         $       81,796    $    1,899,252   $    3,167,655
   Less:  royalties                                               (    40,080)      (   930,633)     ( 1,552,151)
                                                               --------------    --------------   --------------
                                                                       41,716           968,619        1,615,504
   Interest income                                                        121            10,121           64,499
                                                               --------------    --------------   --------------
                                                                       41,837           978,740        1,680,003
                                                               --------------    --------------   --------------

Expenses
   Production expenses - Schedule B1                                   40,540           745,177          565,680
   Depletion                                                           15,637           148,569          138,366
   General and administrative                                              32             3,062            9,039
   Exploration expenses - Schedule B2                                       -            26,883          413,176
                                                               --------------    --------------   --------------
                                                                       56,209           923,691        1,126,261
                                                               --------------    --------------   --------------

Income (loss) before other item                                   (    14,372)           55,049          553,742
Other item:
   Write-off of oil and gas projects                              (    51,206)      (2,666,959)                -
                                                               --------------    --------------   --------------
Net income (loss) from discontinued operations                 $  (    65,578)   $  ( 2,611,910)  $      553,742
                                                               --------------    --------------   --------------











                             SEE ACCOMPANYING NOTES



                                                  DRUCKER, INC.                                     Schedule B1
                                   CONSOLIDATED SCHEDULE OF PRODUCTION EXPENSES
                               for the years ended December 31, 2002, 2001 and 2000
                                             (Stated in U.S. dollars)
                                              ----------------------


                                                                     2002             2001              2000
                                                                     ----             ----              ----
Administration                                                 $       14,827    $      112,301   $      145,906
General operating expenses                                                  -            54,805           77,339
Handling and trucking                                                  25,713           578,071          342,435
                                                               --------------    --------------   --------------
                                                               $       40,540    $      745,177   $      565,680
                                                               ==============    ==============   ==============
















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
                                                         =================    =================   =================















                             SEE ACCOMPANYING NOTES

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 1
(Stated in U.S. Dollars)
----------------------
                                  DRUCKER, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                            (Stated in U.S. Dollars)
                             ----------------------

Note 1        Nature of Operations - Note 15
              --------------------

              The Company was formerly in the business of acquiring, exploring and evaluating oil and gas prospects and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. Effective July 23, 2002, the Company's operations changed to acquiring businesses or seeking a business combination.

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

              Equity Securities
              -----------------
              The Company classifies its equity securities as "available-for-sale" and they are carried in the financial statements at their fair value equal to their quoted market price at year end. Equity securities are classified as long-term if management does not intend to dispose of them within the subsequent year. Realized gains and losses are reported in earnings of the year while unrealized holding gains and losses are excluded from income and reported as a separate component of stockholders' equity.

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

              Stock-based Compensation
              ------------------------
              The Company has elected to account for stock-based compensation following APB No. 25, "Accounting for Stock Issued to Employees", and provide the disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (Note 8).

              Comprehensive Income
              --------------------
              The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income is comprised of foreign currency translation adjustments and unrealised gains and losses on available for sale marketable securities.

              Revenue Recognition
              -------------------
              Revenues from the sale of petroleum products are recognized when delivered, net of related production share arrangement.

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 5
(Stated in U.S. Dollars)
----------------------

Note 3        Restricted Cash - Note 6
              ---------------

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

Note 4        Equity Securities
              -----------------

              The equity securities consist of common shares of Tanganyika Oil Company Ltd. and have been classified as available-for-sale. The unrealized gain has been shown in the stockholders' equity as "other comprehensive income". The cost and fair market value was as follows:

                                                 Number                              Fair           Unrealized
             Year ended                        of Shares           Cost              Value             Gain
             ----------                        ---------           ----              -----             ----
             December 31, 2001                           -   $            -    $            -    $            -
                                               -----------    -------------    --------------    --------------
             December 31, 2002                   1,000,000   $      312,865    $      367,180    $       54,315
                                               ===========    =============    ==============    ==============


              Reconciliation of unrealized gain on available-for-sale securities as follows:

                                                                           Years ended December 31,
                                                                   2002              2001              2000
                                                                   ----              ----              ----
             Beginning balance                               $            -    $            -    $            -
             Unrealized holding gain arising during the
             Year                                                    54,315                 -                 -
                                                             --------------    --------------    --------------
             Net unrealized gain                             $       54,315    $            -    $            -
                                                             ==============    ==============    ==============

              There  is  no  provision   for  income  tax  expense  due  to  the
              utilization of available income tax loss carry-forwards (Note 10).

Note 5        Capital Assets
              --------------

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
                                        ===============   ===============  ===============       ==============

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 6
(Stated in U.S. Dollars)
----------------------

Note 6        Discontinued Operations - Note 3
              -----------------------

                                                        2002            2001
             Drucker Petroleum, Inc.                   Total           Total
                                                       -----           -----
             West Gharib, Egypt Concession
               Acquisition costs - cash            $          -    $    352,000
               Deferred exploration costs                     -       1,918,705
               Depletion                                      -        (286,935)
               Write-down of property                         -      (1,470,424)
                                                   -------------   ------------
                                                              -         513,346
                                                   -------------   ------------

             Drucker Petroleum (Algeria) Inc.
             Algerian Concession
               Acquisition costs - cash                       -       1,196,535
               Write-down of property                         -      (1,196,535)
                                                   -------------   ------------
                                                              -               -
                                                   -------------   ------------
             Total property costs                  $          -    $    513,346
                                                   =============   ============

              Drucker Petroleum, Inc., West Gharib, Egypt Concession

              By an agreement  dated February 1, 2002,  the Company  disposed of
              it's  wholly-owned  subsidiary,   Drucker  Petroleum,   Inc.,  for
              CDN$900,000 (US$562,865).

              Drucker Petroleum, Inc. held a 20% participating interest in a production sharing agreement in respect to an oil and gas concession located in West Gharib, Gulf of Suez, Egypt.

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

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 7
(Stated in U.S. Dollars)
----------------------

Note 6        Discontinued Operations - Note 3 - (cont'd)
              -----------------------

              Drucker Petroleum, Inc., West Gharib Concession - (cont'd)

              The loss from disposal of subsidiary has been calculated as follows:

               Proceeds                                              $  562,865
               Less:   net identifiable assets           1,012,965
                       net identifiable liabilities       (395,602)     617,363
                                                         ---------   -----------
               Loss on disposal of subsidiary                        $  (54,498)
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

              The consolidated balance sheets include the following amounts related to the discontinued operations of Drucker Petroleum, Inc. and Drucker Petroleum (Algeria) Inc.:

                                                                                     2002              2001
                                                                                     ----              ----
             Cash and cash equivalents                                         $          166    $      246,801
             Restricted cash                                                                -           325,000
             Accounts receivable                                                            -           136,044
                                                                               --------------    --------------
             Current assets of discontinued operations                         $          166    $      707,845
                                                                               --------------    --------------
             Oil and gas projects                                              $            -    $      513,346
                                                                               --------------    --------------
             Long-term assets of discontinued operations                       $            -    $      513,346
                                                                               --------------    --------------
             Accounts payable and accrued liabilities                          $            -    $      296,777
                                                                               --------------    --------------
             Current liabilities of discontinued operations                    $            -    $      296,777
                                                                               ==============    ===============

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 8
(Stated in U.S. Dollars)
----------------------

Note 6        Discontinued Operations - Note 3
              -----------------------

              Cash flows from discontinued operations are as follows:

                                                                      2002              2001             2000
                                                                      ----              ----             ----
            Operating Activities
              Net income (loss) for the year                    $ (     120,076)  $ (   2,611,910) $       553,742
              Items not involving cash:
                 Write-off of oil and gas property                       51,206         2,666,959                -
                 Loss on disposal of subsidiary                          54,498                 -                -
                 Depletion                                               15,637           148,569          138,366
              Changes in non-cash working capital
                 Accounts receivable                                     12,030           216,666         (341,752)
                 Accounts payable and accrued expenses                   98,825            92,905          142,387
                                                                ---------------   ---------------  ---------------
                                                                        112,120           513,189          492,743
                                                                ---------------   ---------------  ---------------

            Financing Activity
              Repayment of advances from Drucker, Inc.            (     241,306)    (     243,172)   (      76,073)
                                                                ---------------   ---------------  ---------------

            Investing Activities
              Oil and gas project costs                           (     117,449)    (     158,123)   (   1,702,827)
              Restricted cash - Note 3                                        -     (     325,000)       1,681,000
                                                                ---------------   ---------------  ---------------

                                                                  (     117,449)    (     483,123)   (      21,827)
                                                                ---------------   ---------------  ---------------

            Increase (decrease) in cash prior to disposal         (     246,635)    (     213,106)         394,843
                                                                ---------------   ---------------  ---------------
            Increase (decrease) in cash from discontinued
             operations during the year                         $ (     246,635)  $ (     213,106) $       394,843
                                                                ===============   ===============  ===============


Note 7        Segmented Information
              ---------------------

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

                                      F-18

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 9
(Stated in U.S. Dollars)
----------------------

Note 7        Segmented Information - (cont'd)
              ---------------------

                                                                           December 31, 2001
                                                  --------------------------------------------------------------------
                                                       Canada           Egypt           Algeria           Total
                                                       ------           -----           -------           -----

             Identifiable Assets
              Current                             $      101,008   $      604,861   $      102,984   $      808,853
              Capital assets, net                          1,548                -                -            1,548
              Oil and gas projects                             -          513,346                -          513,346
                                                  --------------   --------------   --------------   --------------
                                                  $      102,556   $    1,118,207   $      102,984   $    1,323,747
                                                  ==============   ==============   ==============   ==============

                                                        2002            2001             2000
                                                        ----            ----             ----
             Gross Revenue Oil and Gas
              Canada                              $            -   $            -  $            -
              Egypt                                       81,796        1,899,252       3,167,655
              Algeria                                          -                -               -
                                                  --------------   --------------   --------------
                                                  $       81,796   $    1,899,252  $    3,167,655
                                                  ==============   ==============   ==============

             Net (loss) income
              Canada                              $  (   152,162)  $  (   230,940) $ (    216,099)
              Egypt                                  (   120,058)      (1,414,643)        547,582
              Algeria                                (        18)      (1,197,267)          6,160
                                                  --------------   --------------   --------------
                                                  $  (   272,238)  $   (2,842,850) $      337,643
                                                  ==============   ==============   ==============

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

              There has been no stock option activity during the years shown below:

                                                                                                 Weighted
                                                                           Number of             Average
                                                                         Stock Options        Exercise Price
                                                                         --------------       --------------
             Balance, December 31, 2002, 2001 and 2000                        2,950,000               $0.40
                                                                         ==============       ==============

              The number of stock options outstanding is equal to the number exercisable as there are no vesting provisions.

              The following common share purchase options were outstanding at December 31, 2002 entitling the holders thereof the right to purchase one common share for each option held:

                                                                      Exercise Price
                                            Number of Options           Per Share               Expiry Date
                                            -----------------         --------------            -----------
             Consultants                         1,775,000                $0.40                June 30, 2004
             Officer, directors and
                  employees                      1,775,000                $0.40                June 30, 2004
                                            -----------------
                                                 2,950,000
                                            =================

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
                                                                =============    =============    =============

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 11
(Stated in U.S. Dollars)
----------------------

Note 9        Related Party Transactions - (cont'd)
              --------------------------

              At December 31, 2002:

              - There is $105,498 (2001: $100,000) due from Richco Investors Inc., a company with a common director, Ernest Cheung. This loan is unsecured, bears interest at the US Bank prime rate plus one percent calculated semi-annually and is due upon 30 days formal notice from the Company. During the years ended December 31, 2002, 2001 and 2000, the Company accrued interest income of $5,498 (2001: $Nil; 2000: $Nil) in respect to this loan; and

              - Prepaid expenses are comprised of consulting fees of $2,070 (2001: $Nil) paid to a company with a common director and a director of the Company.

Note 10       Deferred Tax Assets
              -------------------

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                                  Total
                                                              -------------
             Deferred Tax Asset
             Net operating loss carryforward                 $    4,777,670
                                                              =============
             Deferred tax asset                              $    1,863,291
             Valuation allowance for deferred tax assets         (1,863,291)
                                                              -------------
                                                             $            -
                                                              -------------

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

              Capitalized Costs

              Capitalized costs relating to the Company's oil and gas producing activities as of December 31, 2002 and 2001 are as follows:

                                                        2002             2001
                                                        ----             ----
             Proved properties                          $    -   $      352,000
             Wells, related equipment and facilities         -          448,281
                                                        ------   --------------
                                                             -          800,281
             Less:  accumulated depletion                    -         (286,935)
                                                        ------   --------------
                                                        $    -   $      513,346


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

              Results of Operations

              The results of operations for oil and gas producing activities, excluding general corporate overhead and financing costs, for the year ended December 31, 2002 and 2001 are as follows:

                                                                           Total
                 Year ended December 31, 2002                   World-wide           Egypt           Algeria
                 ----------------------------                   ----------           -----           -------
                 Revenues                                     $      81,796     $      81,796     $           -
                 Production costs                                   (80,620)          (80,620)                -
                 Depletion provision                                (15,637)          (15,637)                -
                                                              -------------     -------------     -------------
                 Results of operations for producing
                  activities (excluding corporate
                  overhead and financing costs)               $     (14,461)    $     (14,461)    $           -
                                                              =============     =============     ==============


                                                                           Total
                 Year ended December 31, 2001                   World-wide           Egypt           Algeria
                 ----------------------------                   ----------           -----           -------
                 Revenues                                     $   1,899,252     $   1,899,252     $           -
                 Production costs                                (1,675,810)       (1,675,810)                -
                 Exploration expenses                               (26,883)          (26,883)                -
                 Depletion provision                               (148,569)         (148,569)                -
                                                              -------------     -------------     -------------
                 Results of operations for producing
                  activities (excluding corporate
                  overhead and financing costs)               $      47,990     $      47,990     $           -
                                                              =============     =============     =============

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 15
(Stated in U.S. Dollars)
----------------------

Note 16       Supplementary Oil and Gas Information (Unaudited) - (cont'd)
              -------------------------------------------------

                                                                           Total
                 Year ended December 31, 2000                   World-wide           Egypt           Algeria
                 ----------------------------                   ----------           -----           -------
                 Revenues                                     $   3,167,655     $   3,167,655     $           -
                 Production costs                                (2,117,831)       (2,117,831)                -
                 Exploration expenses                              (413,176)         (413,176)                -
                 Depletion provision                               (138,366)         (138,366)                -
                                                              -------------     -------------     -------------
                 Results of operations for producing
                  activities (excluding corporate
                  overhead and financing costs)               $     498,282     $     498,282     $           -
                                                              =============     =============     =============

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

                                                                           Total
             Year ended December 31, 2001                       World-wide           Egypt           Algeria
             ----------------------------                       ----------           -----           -------
             Proved developed and undeveloped
              reserves, beginning of year:                       10,562,000         1,812,000         8,750,000
             Revisions of previous estimates                     (1,461,875)       (1,461,875)                -
             Amounts written-off                                 (8,750,000)                -        (8,750,000)
             Expenditures, discoveries and other
              additions                                                   -                 -                 -
             Production                                            (110,064)         (110,064)                -
                                                              -------------     -------------     -------------
                                                                    240,061           240,061                 -
                                                              =============     =============     =============

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 16
(Stated in U.S. Dollars)
----------------------

Note 16       Supplementary Oil and Gas Information (Unaudited) - (cont'd)
              -------------------------------------------------

              Reserve Quantities - (cont'd)
              ------------------

                                                                           Total
             Year ended December 31, 2000                       World-wide           Egypt           Algeria
             ----------------------------                       ----------           -----           -------
             Proved developed and undeveloped
              reserves, beginning of year:                        4,800,000         4,800,000                 -
             Revisions of previous estimates                     (2,851,894)       (2,851,894)                -
             Extensions, discoveries and other
              additions                                           8,750,000                 -         8,750,000
             Production                                            (136,106)         (136,106)                -
                                                                -----------        ----------         ---------
             Proved developed and undeveloped
              reserves, end of year                              10,562,000         1,812,000         8,750,000
                                                                ===========        ==========         =========

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

Drucker, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001 - Page 17
(Stated in U.S. Dollars)
----------------------

Note 16       Supplementary Oil and Gas Information (Unaudited) - (cont'd)
              -------------------------------------------------

              Discounted Future Net Cash Flows - (cont'd)
              --------------------------------

                                                                           Total
             Year ended December 31, 2001                       World-wide           Egypt           Algeria
             ----------------------------                       ----------           -----           -------
             Future cash inflows, net of royalty             $    1,597,850    $    1,597,850    $            -
             Future production and development costs             (1,125,741)       (1,125,741)                -
                                                             --------------    --------------    --------------
             Future net cash flows                                  472,109           472,109                 -
             10% annual discount for estimated timing
             of cash flows                                          (50,115)          (50,115)                -
                                                             --------------    --------------    --------------

             Standardized measure of discounted future
              cash flows relating to proved oil and gas
              reserves                                       $      421,994    $      421,994    $            -
                                                             --------------    --------------    --------------

                                                                           Total
              Year ended December 31, 2000                      World-wide           Egypt           Algeria
              ----------------------------                      ----------           -----           -------
              Future cash inflows, net of royalty            $   17,097,144   $    17,097,144   $             -
              Future production and development costs           (10,489,738)      (10,489,738)                -
                                                             --------------    --------------    --------------

              Future net cash flows                               6,607,406         6,607,406                 -
              10% annual discount for estimated timing
              of cash flows                                      (3,035,649)       (3,035,649)                -
                                                             --------------    --------------    --------------
              Standardized measure of discounted future
               cash flows relating to proved oil and gas
               reserves                                      $    3,571,757   $     3,571,757   $             -
                                                             ==============   ===============   ===============