Form 10KSB/A
period 2002-12-31
DRUCKER INC
filed 2003-09-30
CIK 1042053

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                  AMENDMENT #3


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

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page

Item 1.   Business.............................................................4

Item 2.   Properties .........................................................18

Item 3.   Legal Proceedings...................................................21

Item 4.   Submission of Matters to a Vote of
          Security Holder.....................................................21

                                     PART II

Item 5.   Market for Registrant's Common Stock and
          Security Holder Matters.............................................21

Item 6.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................22

Item 7.   Financial Statements and Supplementary Data.........................25

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..............................25

                                    PART III

Item 9.   Directors and Executive Officers of the
          Registrant .........................................................25

Item 10.  Executive Compensation..............................................31

Item 11.  Security Ownership of Certain Beneficial
           Owners and Management..............................................33

Item 12.  Certain Relationships and Related
          Transactions........................................................35

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedule
          and Reports on Form 8-K.............................................36

Item 14.  Controls and Procedures.............................................36

          Signatures..........................................................37

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


         At December 31, 2002, the board of directors had an audit committee with Gerald Runolfson and Ernest Cheung as committee members and also had a compensation committee with Gerald Runolfson and Ernest Cheung as committee members. Mr. Cheung resigned in August 2003. A replacement to the committees has not been named as of the date of this Amended Report. There is no nominating committee and the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.


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


         Each of the Directors, Mssrs. Ringma, Liu, Hong, Ge, Sun, and Runolfson devotes only 5 to 10 hours a month to the business of the Company.

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
                 789 West Pender St. #950
                 Vancouver, B.C. Canada V6C 1H2


         (b) The following sets forth information with respect to our Common Stock beneficially owned by each officer and director at December 31, 2002, and by all directors and officers as a group. (Table includes options granted to officers and directors. See Item 10(f) Stock Purchase Options.)


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

                                      F-27