Form 10QSB
period 2003-09-30
DRUCKER INC
filed 2003-11-19
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001042053


For Quarter Ended                                      Commission File Number
September 30, 2003                                           0-29670


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

                       32,476,250 as of September 30, 2003

                                  DRUCKER, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003

                                   (Unaudited)

                            (Stated in U.S. Dollars)
                             ----------------------



                                          DRUCKER, INC.
                               INTERIM CONSOLIDATED BALANCE SHEETS
                            September 30, 2003 and December 31, 2002
                                    (Stated in U.S. dollars)
                                           (Unaudited)


                                                                                                    (Audited)
                                                                              September 30,       December 31,
                                                     ASSETS                       2003                2002
                                                     ------                       ----                ----
Current
   Cash and cash equivalents                                                $        232,977    $        226,043
   Accounts receivable                                                                 2,412               1,346
   Prepaid expenses                                                                   15,806               3,545
   Current assets of discontinued operations                                             151                 166
                                                                            -----------------   -----------------
                                                                                     251,346             231,100
Equity securities                                                                  2,319,679             367,180
Due from a related party                                                             109,078             105,498
Capital assets                                                                        15,068                 322
                                                                            -----------------   -----------------
                                                                            $      2,695,171    $        704,100
                                                                            =================   =================
                                                   LIABILITIES
Current
   Accounts payable and other accrued liabilities                           $         31,997    $         14,213
                                                                            -----------------   -----------------
                                               STOCKHOLDERS' EQUITY
Stockholders' equity - Note 7
  Common stock:  $0.001 par value,
   Authorized:  50,000,000
   Issued and outstanding:  32,476,250 (2002:  32,476,250)                            32,115              32,115
  Additional paid-in capital                                                       6,843,803           6,843,803
  Accumulated other comprehensive income                                           2,032,892              54,485
  Accumulated deficit                                                          (   6,245,636)      (   6,240,516)
                                                                            -----------------   -----------------
                                                                                   2,663,174             689,887
                                                                            -----------------   -----------------
                                                                            $      2,695,171    $        704,100
                                                                            =================   =================

                             SEE ACCOMPANYING NOTES



                                          DRUCKER, INC.
                               INTERIM CONSOLIDATED STATEMENTS OF
                         OPERATIONS for the three and nine month periods
                                ended September 30, 2003 and 2002
                                    (Stated in U.S. dollars)
                                           (Unaudited)


                                                         Three months ended                 Nine months ended
                                                           September 30,                      September 30,
                                                       2003             2002              2003              2002
                                                       ----             ----              ----              ----
Revenue
   Gain on disposal of available for sale
   securities                                    $        225,180 $              -  $        225,180  $              -
   Interest income                                            493            2,084             3,813             5,797
                                                 ---------------- ----------------- ----------------- -----------------
                                                          225,673            2,084           228,993             5,797
                                                 ---------------- ----------------- ----------------- -----------------
General and Administrative
Expenses
   Accounting and audit                                     8,879            2,914            17,453            13,617
   Amortization                                               877              307             1,193               920
   Consulting fees                                         94,776           30,264           141,051            89,569
   Foreign exchange (gain) loss                      (      1,152)             409      (      6,724)              598
   Interest and bank charges                                   66               37               263               419
   Investor relations                                       1,741              524             5,038             2,620
   Legal and professional                                  40,431            1,522            55,872             7,856
   Office and operating costs                              13,608            1,986            18,602            12,907
   Transfer agent fees                                        525                -             1,350               500
                                                 ---------------- ----------------- ----------------- -----------------
                                                          159,751           37,963           234,098           129,006
                                                 ---------------- ----------------- ----------------- -----------------
Net income (loss) from continuing
 operations                                                65,922     (     35,879)     (      5,105)     (    123,209)
                                                 ---------------- ----------------- ----------------- -----------------
Loss from operations of discontinued
 subsidiary - Schedule A                                        -                -      (         15)     (     65,554)
Loss from disposal of subsidiary                                -                -                 -      (     54,497)
                                                 ---------------- ----------------- ----------------- -----------------
Loss from discontinued operations                               -                -      (         15)     (    120,051)
                                                 ---------------- ----------------- ----------------- -----------------
Net income (loss) for the period                 $         65,922 $   (     35,879) $   (      5,120) $   (    243,260)
                                                 ================ ================= ================= =================
Basic and diluted loss per share
 - continuing  and discontinuing
 operations                                      $          0.00  $   (      0.00)  $   (      0.00)  $   (      0.01)
                                                 ================ ================= ================= =================
Basic and diluted loss per share
 - continuing operations                         $          0.00  $   (      0.00)  $   (      0.00)  $   (      0.00)
                                                 ================ ================= ================= =================
Weighted average shares outstanding
 - basic and diluted                                   32,476,250       32,476,250        32,476,250        32,476,250
                                                 ================ ================= ================= =================

                             SEE ACCOMPANYING NOTES


                                          DRUCKER, INC.
                          INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
                      for the nine months ended September 30, 2003 and 2002
                                    (Stated in U.S. dollars)
                                           (Unaudited)
                                            ---------


                                                                                Nine months ended September 30,
                                                                                   2003                 2002
                                                                                   ----                 ----
Cash flow from Operating Activities:
   Net loss from continuing operations                                     $   (        5,105)  $   (      123,209)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities
     Amortization                                                                       1,193                  920
     Translation adjustment                                                    (        6,942)                   -
     Gain on disposal of available for sale securities                         (      225,180)                   -
   Changes in assets and liabilities
     Accounts receivable                                                       (        1,066)      (          657)
     Prepaid expenses                                                          (       12,261)      (        5,605)
     Due from a related company                                                (        3,580)      (        4,399)
     Accounts payable and accrued liabilities                                          17,783       (        1,214)
                                                                           -------------------  -------------------
Net cash provided by operating activities                                      (      235,158)      (      134,164)
                                                                           -------------------  -------------------
Cash Flows from Investing Activities
   Advances from discontinued operations of disposed subsidiary                             -              241,332
   Proceeds from disposal of available for sale securities                            258,030                    -
   Investments                                                                              -       (      312,865)
   Additions to capital assets                                                 (       15,938)                   -
   Proceeds from sale of subsidiary                                                         -              562,865
                                                                           -------------------  -------------------
Net cash flow used in investing activities                                            242,092              491,332
                                                                           -------------------  -------------------
Net increase in cash from continuing operations                                         6,934              357,168
Decrease in cash from discontinued operations                                  (           15)      (      571,635)
                                                                           -------------------  -------------------
Net increase (decrease) in cash and cash equivalents                                    6,919       (      214,467)
Cash and cash equivalents, beginning of period                                        226,209              473,574
                                                                           -------------------  -------------------
Cash and cash equivalents, end of period                                   $          233,128   $          259,107
                                                                           ===================  ===================
Cash and cash equivalents consists of:
   Cash and short-term investments - continuing operations                 $          232,977   $          258,941
   Cash and short-term investments - discontinued operations                              151                  166
                                                                           -------------------  -------------------
                                                                           $          233,128   $          259,107
                                                                           ===================  ===================
Supplemental disclosure of cash flow information
     Cash paid for income taxes                                             $               -    $               -
                                                                           ===================  ===================
     Cash paid for interest                                                 $              30    $               -
                                                                           ===================  ===================


                             SEE ACCOMPANYING NOTES


                                  DRUCKER, INC.
                       INTERIM CONSOLIDATED STATEMENTS OF
                 CONSILDIATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             for the nine months ended September 30, 2003
                                          and for the years ended December 31, 2002 and 2001
                                                       (Stated in U.S. dollars)
                                   (Unaudited)


                                                                                                     Accumulated
                                                          Stock      Additional                         Other
                                          Common        Amount at     Paid-in        Accumulated    Comprehensive
                                          Shares        Par Value     Capital          Deficit          Income         Total
                                          ------        ---------     -------          -------          ------         -----
Balance, December 31, 2000                 32,476,250   $  32,115  $  6,843,803  $  (   3,125,428)  $           -  $   3,750,490

Net loss for the year ended
 December 31, 2001                                  -           -             -    (    2,842,850)              -    ( 2,842,850)
                                           -----------  ---------  ------------  -----------------  -------------- --------------
Balance, December 31, 2001                 32,476,250      32,115     6,843,803     (   5,968,278)              -        907,640
Translation adjustments                             -           -             -                 -             170            170
Unrealized gain on available for sale
securities                                          -           -             -                 -          54,315         54,315
Net loss for the year ended
 December 31, 2002                                  -           -             -     (     272,238)              -     (  272,238)
                                           -----------  ---------  ------------  -----------------  -------------- --------------
Balance, December 31, 2002                 32,476,250      32,115     6,843,803     (   6,240,516)         54,485        689,887
Translation adjustments                             -           -             -                 -      (    6,942)    (    6,942)
Unrealized gain on available for sale
securities                                          -           -             -                 -       1,985,349      1,985,349
Net loss for the nine months
 ended September 30, 2003                           -           -             -     (       5,120)              -     (    5,120)
                                           -----------  ---------  ------------  -----------------  -------------- --------------
Balance, September 30, 2003                32,476,250   $  32,115  $  6,843,803  $  (   6,245,636)  $   2,032,892  $   2,663,174
                                           ===========  =========  ============  =================  ============== ==============


                             SEE ACCOMPANYING NOTES




                                          DRUCKER, INC.                                         Schedule A
                              INTERIM CONSOLIDATED SCHEDULE OF LOSS
                                  FROM DISCONTINUED OPERATIONS
                 for the three and nine months ended September 30, 2003 and 2002
                                           (Unaudited)
                                    (Stated in U.S. dollars)
                                     ----------------------


                                                       Three months ended                     Nine months ended
                                                         September 30,                          September 30,
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
Net loss from discontinued operations         $              -    $              -   $  (          15)  $  (      65,554)
                                              ================    ================   =================  =================


                             SEE ACCOMPANYING NOTES

                                  DRUCKER, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                            (Stated in U.S. dollars)
                                   (Unaudited)
                                    ---------


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

Note 2        Significant Accounting Policy
              -----------------------------

              Principal of Consolidation

              These interim consolidated financial statements include the accounts of Drucker, Inc. and its wholly-owned subsidiaries, Drucker Mining Inc. and its discontinued operations Drucker Petroleum (Algeria) Inc. All inter-company transactions have been eliminated

Note 3        Common Stock
              ------------

              Commitments

              Share Purchase Warrants

              At September 30, 2003, 5,542,065 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional unit of the Company at $0.40 per unit until the earlier of March 31, 2005 and the 90th day after the day on which the weighted average trading price of the Company's shares exceed $0.60 per share for 10 consecutive trading days. Each unit consists of one common share of the Company and one additional warrant. Each additional warrant entitles the holder to purchase one additional common share of the Company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants.

              Share Purchase Options

              At September 30, 2003, 2,950,000 share purchase options are outstanding. Each option entitles the holder thereof the right to acquire one common share of the Company at $0.40 per share. These options expire on March 31, 2006.

Drucker, Inc.
Notes to the Interim Consolidated Financial Statements
September 30, 2003
(Stated in U.S. dollars)
(Unaudited) - Page 2
 ---------


Note 4        Oil and Gas Projects
              --------------------

              By an agreement dated February 1, 2002, the Company disposed of its wholly-owned subsidiary, Drucker Petroleum, Inc., for CDN$900,000 (US$562,865).

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

             The loss from disposal of subsidiary has been calculated as follows:

             Proceeds                                                $  562,865
             Less:   net identifiable assets            1,315,537
                     net identifiable liabilities         698,175       617,362
                                                        ---------    -----------
             Loss from disposal of subsidiary                        $ ( 54,497)
                                                                     ===========

             Drucker Petroleum (Algeria) Inc.

             During the three month period ended March 31, 2002, management of the Company discontinued its oil and gas operations in Algeria.

             The consolidated balance sheet includes the following amounts related to the discontinued operations of Drucker Petroleum, Inc. and Drucker Petroleum (Algeria) Inc.


                                                                  September 30,     December 31,
                                                                      2003              2002
                                                                      ----              ----
             Cash and short-term investments                    $          151    $          166
                                                                --------------    --------------
             Current assets of discontinued operations          $          151    $          166
                                                                ==============    ==============

Drucker, Inc.
Notes to the Interim Consolidated Financial Statements
September 30, 2003
(Stated in U.S. dollars)
(Unaudited) - Page 3
 ---------


Note 5        Segmented Information
              ---------------------

              The Company's industry segment is the oil and gas industry. The Company's geographic segments are Canada, Egypt and Algeria.


                                                                         September 30, 2003
                                                   ---------------------------------------------------------------
                                                       Canada          Egypt          Algeria          Total
             Identifiable Assets
              Current                              $     251,195   $           -  $         151   $     251,346
              Capital assets, net                         15,068               -              -          15,068
              Equity securities                        2,319,679               -              -       2,319,679
              Due from a related party                   109,078               -              -         109,078
                                                   -------------   -------------  -------------   -------------
                                                   $   2,695,020   $           -  $         151   $   2,695,171
                                                   =============   =============  =============   =============

                                                                         December 31, 2002
                                                   ---------------------------------------------------------------
                                                       Canada          Egypt          Algeria          Total
             Identifiable Assets
              Current                              $     230,934   $           -  $         166   $     231,100
              Capital assets, net                            322               -              -             322
              Equity securities                          367,180               -              -         367,180
              Due from related party                     105,498               -                        105,498
                                                   -------------   -------------  -------------   -------------
                                                   $     703,934   $           -  $         166   $     704,100
                                                   =============   =============  =============   =============

                                                      Three months ended                 Nine months ended
                                                        September 30,                      September 30,
                                               ---------------------------------  --------------------------------
                                                     2003            2002              2003            2002
                                                     ----            ----              ----            ----
             Gross Revenue Oil and Gas
              Canada                           $            -   $            -    $            -  $            -
              Egypt                                         -                -                 -          81,796
              Algeria                                       -                -                 -               -
                                                   -------------   -------------  --------------- ---------------
                                               $            -   $            -    $            -  $       81,796
                                                   =============   =============  =============== ===============
             Net (loss) income
              Canada                           $       65,922   $  (    35,879)   $ (      5,105) $ (    123,209)
              Egypt                                                          -                 -    (    120,051)
              Algeria                                                        -      (         15)              -
                                                   -------------   -------------  --------------- ---------------
                                               $       65,922   $  (    35,879)   $ (      5,120) $ (    243,260)
                                                   =============   =============  =============== ===============

Drucker, Inc.
Notes to the Interim Consolidated Financial Statements
September 30, 2003
(Stated in U.S. dollars)
(Unaudited) - Page 4
 ---------


Note 6        Statements of Cash Flows
              ------------------------

              Cash flows from discontinued operations are as follows:

                                                                                            Nine months ended
                                                                                              September 30,
                                                                                          2003             2002
                                                                                          ----             ----
             Operating Activities
               Net loss for the period                                               $ (         15) $ (    120,051)
               Item not involving cash:
                  Write-off of oil and gas property                                               -               -
                  Net loss on disposal of subsidiary                                              -          54,497
               Changes in non-cash working capital balances consist of:
                  Accounts receivable                                                             -          12,031
                  Accounts payable and accrued expenses                                           -          98,826
                                                                                     --------------- ---------------
                                                                                        (        15)         45,303
                                                                                     --------------- ---------------
             Financing Activity
                Advances to parent company                                                        -    (    241,332)
                                                                                     --------------- ---------------
             Investing Activities
               Advance on oil and gas project                                                     -               -
               Oil and gas project costs                                                          -    (     50,606)
                                                                                     --------------- ---------------
                                                                                                  -    (     50,606)
                                                                                     --------------- ---------------
             Decrease in cash prior to disposal                                        (         15)   (    246,635)

             Cash balance of subsidiaries on disposal                                             -    (    325,000)
                                                                                     --------------- ---------------
             Decrease in cash from discontinued operations during the period         $ (         15) $ (    571,635)
                                                                                     =============== ===============

Drucker, Inc.
Notes to the Interim Consolidated Financial Statements
September 30, 2003
(Stated in U.S. dollars)
(Unaudited) - Page 4
 ---------


Note 7        Commitment
              ----------

              By an agreement dated June 15, 2003, the Company agreed to acquire from Beijing Beike Machinery Electronic Materials Hightech Corporation ("BK Machinery") all the shares it owned in Beijing Beike-Masic Automation Engineering Company Limited ("BK") being 25% of the issued and outstanding shares of BK, and from Speed One Investment Limited all the shares it owned in BK being 75% of the issued and outstanding shares of BK. The Company agreed to initially issue 17,500,000 common shares (pre-consolidation), in escrow, and a further 25,173,600 common shares (post-consolidated) after the shareholders have approved a consolidation of the Company's shares on a 3 old shares for 1 new share basis and audited financial statements of BK have been delivered. The Company agreed to pay a legal fee in common shares equal to 7% of the total shares required to be issued under the agreement. On July 14, 2003, the Company issued 17,500,000 common shares pursuant to this agreement. However as these shares are held in escrow and will be released only upon closing of the transaction, such shares are not yet considered issued. BK, a business corporation incorporated under the laws of the Peoples Republic of China, is a provider of complete system solutions for industrial automation and control.

              This acquisition will be accounted for under the purchase method as a reverse acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN FINANCIAL CONDITION

     In July 2003, the Company entered into an Acquisition Agreement with share-holders of Beijing Beike-Masic Automation Engineering Company Limited of Bejing, Ching, to acquire all owerer- ship in shares in exchange for shares of the Company. The transaction is subject to receipt of audits and has NOT yet closed.

     The Company also began liquidating its share ownership in Tanganyika Oil with the result that $225,180 in stock sale proceeds had been achieved by September 30, 2003.

     Trends: The lack of operating revenues may cause continuing losses on operations. While the Company is selling its investment securities for operat-ing capital, there is no assurance that such capital will sustain the Company until it achieves operations through the proposed acquisition of BK Masic of China, or otherwise.

NEED FOR ADDITIONAL FINANCING

There is no assurance that the Company's limited funds will ultimately allow the Company to complete a business combination with Beijing Beike-Masic Automation Engineering Company Limited. If a business combination is completed, the Company's needs for additional financing are likely to increase substantially.


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE SAME PERIOD IN 2001.

     We (referred in this report as Drucker, Inc. and/or its subsidiaries) have presented our quarterly interim consolidated financial statements and you should read them in conjunction with our consolidated financial statements and related notes in our 10KSB annual report for 2002.

     The Company had no operating revenues in the nine month period in 2003 or 2002 on continuing operations. The Company had a gain on disposal of available for sale securities (Tananyika Oil) of $225,180 in the period in 2003 compared to no such gain in 2002. The Company had interest income of $3,813 in the period in 2003 compared to $5,797 in 2002.

     The Company incurred operating expenses of $234,098 in the period in 2003 compared to $129,006 in 2002 in the period. The largest components of the operating expenses were consulting fees of $141,051 in 2003 compared to $89,569 in 2002, $55,872 in legal and professional in 2003 compared to $7,856 in 2002, office/operating costs of $18,602 in 2003 compared to $12,907 in 2002, and accounting/audit fees of $17,453 in 2003 compared to $13,617 in 2002. The Company had a net loss of ($5,120) for the period in 2003 compared to a net loss of ($243,260) in the period in 2002. The net loss per share was nominal in the period in 2003 compared to ($.01) per share in the period in 2002.


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME PERIOD IN 2002

     The Company had no revenues from operations in the quarter in 2003 or 2002. The Company sold securites held for sale and received proceeds of $225,180 in the quarter in 2003.

     The Company had total expenses in the quarter of $158,751 in 2003 compared to $37,963 in 2002. The major components of expenses were consulting fees of $94,776 in 2003 compared to $30,264 in 2002, legal and professional of $40,131 in 2003 compared to $1,522 in 2002, office/operating costs of $13,608 in 2003 compared to $1,96 in 2002 and accounting/audit fees of $8,879 in 2003 compared to $2,914 in 2002. The significant increase in fees and costs in the 2003 quarter is due to the increased level of activity related to the proposed acquisition of BK Masic Automation Company of China.

     The net income for the quarter in 2003 was $65,922 compared to a net loss for the quarter in 2002 of ($35,879). The net income per share in the quarter was nominal per share compared to a nominal loss in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $232,977 cash on hand at September 30, 2003 and $258,941 in receivables due before the year end. These amounts are deemed sufficient by us for continued operations at the current level this year. We also have shares and warrants convertible at no cost into shares with a combined total of 1,000,000 shares of Tanganyika Oil Company Ltd. which are worth CDN$0.52 per share at the end of September 2002.


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


                        Exhibits 31 and 32 (Sarbanes-Oxley Certifications)


             (b) Reports on Form 8-K filed during the three months ended
                 September 30, 2002 (incorporated by reference):

                        8-K filed 7/23/03
                        8-K/A filed 7/24/03
                        8-K filed 8/11/03

                                  DRUCKER, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DRUCKER, INC.



                                               /s/ Ronald Xie
Date:  November 18, 2002                       ---------------------------------
                                               Ronald Xie, President