Form 10KSB
period 2003-12-31
DRUCKER INC
filed 2004-04-20
CIK 1042053

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB



                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 2003
                         Commission file number 0-29670


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


  916 Cathedral Place, 925 West Georgia Street, Vancouver, B.C., Canada V6C 3L2
  -----------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (604) 688-6999


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

                      Yes [_]           No [X]

Registrant's gross revenues for its most recent fiscal year were $1,371,540.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $11,041,925 as of December 31, 2003 (at $0.34/share closing price at December 31, 2003).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock: 32,476,250 common shares as of December 31, 2003.

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

Item 8A.  Controls and Procedures.............................................23

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

Item 11.  Security Ownership of Certain Beneficial
           Owners and Management..............................................27

Item 12.  Certain Relationships and Related
          Transactions........................................................29

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedule
          and Reports on Form 8-K.............................................30

Item 14.  Principal Accountant Fees and Services..............................31

                                     PART I

ITEM 1.    BUSINESS


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

         No activities were conducted in 1995 or 1996. In 1997, we discontinued with our `N-Viro' business and adopted a business plan to engage in oil and gas exploration. The Company's primary business focus was then the acquisition, exploration and development of mineral properties and oil and natural gas properties. In early 1997, the Company negotiated joint venture farm-in agree-ments with two Vancouver based oil companies with whom the companies' officers and directors are affiliates for a 50% interest in certain oil projects in the People's Republic of China. The projects were unsuccessful and were abandoned in 1998, although we retain an investment in China in the Shaanxi exploration project which is not under active exploration. We had a participation in the Gulf of Suez joint venture in Egypt, West Gharib which in 1999 made one oil discovery, drilled one dry hole, and drilled a third well which was completed successfully as an appraisal well in the last quarter of 1999. In October 1999, the Company entered into an agreement for an interest in the North Ghadames joint venture in Algeria. The discovery well was drilled in 1996 and the overall three well program was designed to prove the mega structure concept. The second well was drilled successfully in August 2000 and the third well was abandoned in February 2001.


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

         Current Business

     By an agreement dated February 1, 2002, the Company agreed to dispose of its wholly owned subsidiary Drucker Petroleum, Inc. for US$250,000 and 1,000,000 common shares of Tanganyika Oil Ltd., a public company. The sale of the Company's 20% interest in West Gharib Block, Egypt was completed in May 2002. The Company received US$250,000 and 200,000 common shares of Tanganyika Oil Company Ltd. and 800,000 special warrants which were converted into 800,000 common shares. Tanganyika Oil Company Ltd. is a publicly registered company in Canada, and is listed on TSX-Venture. In 2003, the Company sold $1,364,530 in Tanganyika shares and, at year end, had shares of a market value of $2,927,112.

          By an agreement dated June 15, 2003, the Company agreed to acquire from Beijing Beike Machinery Electronic Materials Hightech Corporation ("BK Machinery") all the shares it owned in Beijing Beike-Masic Automation Engineering Company Limited ("BK") being 25% of the issued and outstanding shares of BK, and from Speed One Investment Limited all the shares it owned in BK being 75% of the issued and outstanding shares of BK. The Company agreed to initially issue 17,500,000 common shares (pre-consolidation), in escrow, and a further 25,173,600 common shares (post-consolidated) after the shareholders have approved a consolidation of the Company's shares on a 3 old shares for 1 new share basis and audited financial statements of BK have been delivered. The Company agreed to pay a legal fee in common shares equal to 7% of the total shares required to be issued under the agreement. On July 14, 2003, the Company issued 17,500,000 common shares pursuant to this agreement upon tender by BK Machinery of all the shares it owned in BK being the 25% shares of BK. The Company has committed to deliver the balance of the shares due upon completion of the reverse split. The issuance of the balance of the shares for the acquisition transaction requires the completion of the reverse split, which required reverse split is subject to shareholders authorization. The Company has not yet obtained such authorization, although written consent of a majority of the shareholders was given on February 17, 2004, but intends to do so in the next 60 days.

BK, a business corporation incorporated under the laws of the Peoples Republic of China, is a provider of complete system solutions for industrial automation and control. This acquisition will be accounted for under the purchase method as a reverse acquisition.

BK is a major Chinese provider of industrial system solutions for automation and control. It is specialized and experienced in developing, manufacturing, distributing and integrating system solutions and automation control products to top industrial enterprises such as steel companies, machinery manufacturing companies and public utilities in China. The manufacturing and R & D facilities are located in Zhong-Guan-Cun Hi-tech Zone, the so-called "Silicon Valley" in Beijing, China. It has received ISO 9001:2000 certification for its quality management system. Being a high-tech company it was entitled to various government incentives, tax and other preferential treatments including full exemption from PRC income tax for 3 years effective from April 1, 1998, followed by a 50 percent reduction for the next three years in accordance with the relevant tax rules and regulation. BK has over 100 employees at its main manufacturing facilities and R & D centre in Beijing. More than 60% are technical and engineering personnel. In order to be at the cutting edge of automation engineering, it has participated in many joint projects with the Institute of Industrial Robots, Automation and Engineering of the University of Science and Technology Beijing (USTB) where BK has recruited some of its core technical and research engineering teams. BK's OEM suppliers include AVTRON
(US), SIEI (Italy), Siemens (Germany), GE-FANUC (US), Yaskawa (Japan) and Omron (Japan). BK is also a distribution agent in China for Yaskawa products including robotics information and other control products. It also acts as authorized value-added reseller for GE-FANUC and SIEI.

On June 15, 2003, the Company entered into an Acquisition Agreement with Speed One Investment Limited ("Speed One") and Beijing Beike Machinery Electronic Materials Hightech Corporation ("BK Machinery") to acquire 100% of the issued and outstanding shares of Beijing Beike-Masic Automation Engineering Company Limited ("BK"), a Chinese company which specializes in industrial automation, in exchange for 93,020,800 shares of common stock of the Company, calculated on pre-consolidation basis. The Agreement provides for a one for three reverse split of all the outstanding shares of Drucker which must be approved by share-holders before the issuance of the additional shares may be completed. Pursuant to the Agreement, the Company has issued 17,500,000 common shares pre-consolida-tion and will issue 25,173,600 on post-consolidation basis (representing the 75,520,800 common shares pre-split pursuant to the Agreement). Upon tender by BK Machinery of all the shares it owned in BK, being 25% of all the issued and out-standing shares of BK, the Company issued 17,500,000 common shares. All shares of BK have been delivered to the Company, and the Company has committed to deliver the balance of the shares upon completion of the reverse split. The issuance of the balance of the shares for the acquisition transaction requires the completion of the reverse split, which required reverse split is subject to shareholders authorization. The Company has not yet obtained such authorization, but intends to do so in the next 60 days.

New Management
--------------

As a result of the BK transaction, Messrs LIU Wei Zhang, Engineer; HONG Liang, Engineer; GE Liang Song, Senior Engineer; SUN Yi Kang, Professor; Ronald Xie, Lawyer; and Nick Ringma, Businessman, have been appointed to the Board. Messrs Patrick Chan (Chairman), Ernest Cheung, Ken Kow & Joseph Tong have resigned from the Board. Mr. Gerald Runolfson has resigned as President and Mr. Ronald Xie has been appointed as President of the Company. Mr. Gerald Runolfson has been appointed Secretary of the Company replacing Mr. Ernest Cheung. Subsequent to the execution of the Acquisition Agreement, Mr. LIU Wei Zhang has been elected as Chairman of the Board.

Appointment of Officers
-----------------------

Ronald Xie was appointed President of the Company to serve at the discretion of the Board of Directors as from June 16, 2003. (See Biographical Information under Directors herein below).

Ronald Xie and Nick Ringma have been appointed as Directors effective June 16, 2003.

Mr. Nick Ringma has been appointed as Vice President of the Company in a separate appointment.

Pursuant to the Acquisition Agreement, the Board of Directors has appointed the following persons as Directors:

Liu, Wei Zhang
Hong, Liang
Ge, Liang Song
Sun, Yi Kang

The biographical information of the new directors is as follows:

RONALD XIURU XIE, age 41, President and Director (appointed in June 2003) obtained a BA degree from Beijing University of International Business & Economics in 1984 and a Master of Law in 1986 from School of Law, Beijing University of International Business & Economics. He obtained an LLB (law) in 1992 from Queen's University in Canada. He is President and director of China NetTV Holdings, Inc. since July 2003 to present. He was a founding partner of Allied Law Office in Beijing, PR China since 1998. He was a Senior Partner, Great Wall Law Office in Beijing, China, 1995-1998. He has been a member of the Chinese practice Bar since 1988 and was called to the Bar of Ontario, Canada in 1993. Mr. Xie will devote approximately 40% of his time to company operations.

NICK RINGMA, age 56, was appointed Vice President and a director of Drucker, Inc. in June 2003. Mr. Ringma studied at Calvin College 1967-68 and obtained a BA in 1973 from Simon Fraser University in Vancouver, BC. From 1997 to present, he has been Vice President and director of Digital Accelerator Corp. He has been a director of Vertigo Technologies, Inc. from September 2002 to present. From 1980-1982, he was President of Miller Electronics - a Division of Gendis.

HONG, LIANG, age 40, obtained a Bachelor Degree in 1985 from Automation Department of USTB. From the beginning of 2003 to the present, he has been Vice G.M. in School-funded Industrial Group of USTB. His major responsibilities include assessment for investment in connection with whole school's industry, evasion of legal risks, project plan, capital operation, public relationship, etc. Mr. Hong was a founder of BK and acts as Vice President, participating in all major decisions and development plan of the company, and shouldering such responsibilities as the establishment of technical and marketing teams, operating management, organization of R & D, development of new technology, administration of major projects, public relations, financing, etc. From 2001 to 2002, Mr. Hong set up Time High-Tech Co., Ltd. (THT) and acted as Vice G.M. The company was invested by State Investment Development Corporation (SIDC) and USTB. Mr. Hong participated in all initial activities including project assessment, financing negotiations, incorporation of joint ventures. From 1999 to 2002, Mr. Hong acted as vice director of Robot Institute of USTB.

SUN, YI KANG, age 71, professor of automation at USTB, obtained a Bachelor Degree in 1952 from Tsinghua University in Beijing, China with a major in Material Molding and Control Engineering. Since 1999, Mr. Sun has acted as Technical Director of BK. He has been a director since incorporation of the company, responsible for technology directions, application and management, product development, international communication and development planning, R & D, and project planning. From 1994 to 1999, Mr. Sun acted as Chief Engineer of BK and was responsible for all major engineering and technological issues.

LIU, WEI ZHANG, age 53, obtained Bachelor Degree from USTB in 1976 and also obtained a Bachelor Degree from the Arts & Law School of USTB in 1982. During the period from 1990 to present, Mr. Liu acted as Vice G.M. and G.M. of BK Machinery; G.M. and President of BK. He is in charge of overall affairs of BK and has turned the company into a top manufacturer and provider of automation system solutions and related products in China.

GE, LIANG SONG, age 38, obtained a Bachelor Degree in 1986 from the Automation Department of USTB and a Master Degree in 1989 from Automation Department of Harbin Institute of Technology, China. From 1998 to 2002, Mr. Ge acted as Vice G.M. of BK. Since the beginning of 2003, Mr. Ge has acted as G.M. of BK.

On January 6, 2003 the Company entered into a Letter of Intent to acquire Crime Prevention Analysis Lab Incorporated (CPAL) in Vancouver, BC, Canada. On April 17, 2003, the Company announced it had decided not to proceed with the acquisition and canceled the letter of intent

Investment Company Act and Other Regulation

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

         Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

         The Company's plan of business may involve changes in its capital structure, management, control and business, especially as it consummates the reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

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

Administrative Offices

         The Company currently maintains a mailing address at 916 Cathedral Place, 925 West Georgia Street, Vancouver, B.C. Canada V6C 3L2. The Company's telephone number is (604) 688-6999. Other than this mailing address, the Company also maintains another office at #950, 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2.

Employees

         The Company does not currently have any employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of the Company's officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

Risk Factors

1. Conflicts of Interest. Certain conflicts of interest may exist between the Company and its officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See "Management," and "Conflicts of Interest."

2. Need For Additional Financing. The Company funds may not be adequate to fund BK adequately. Even if the Company's funds prove to be sufficient to operate, the Company may not have enough capital to succeed. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its available capital.

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

4. Lack of Profitable Operating History. The Company was inactive from 1994 to 1996. From 1997 to early 2003, the Company conducted exploration activities on oil and gas properties for joint venture participation in China, Egypt and Algeria. The exploration efforts in China and China were not successful and the Company was not profitable from the operations. Currently the Company has no revenues from oil and gas operations. The Company faces all of the risks of a new business and the risks inherent in the acquisition of a new business opportunity, BK. The Company should be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

5. No Assurance of Success or Profitability. There is no assurance that the Company will be profitable. There is no assurance that the BK business acquired will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

6. Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within its particular business or industry and therefore increase the risks associated with the Company's operations.

7. Dependence upon Management; Limited Participation of Management. The Company will be heavily dependent upon the skills, talents, and abilities of its officers and directors to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

8. Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction and is likely to occur without the vote or consent of the stockholders of the Company.

9. Indemnification of Officers and Directors. Delaware Revised Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

10. Director's Liability Limited. Delaware Revised Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

11. Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's President without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

12. No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

Political Risks

        The market in China is monitored by the government, which could impose taxes or restrictions at any time which would make operations unprofitable and infeasible and cause a write-off of investment in the properties. Other factors include political policy on foreign ownership, political policy to open the doors to foreign investors.


ITEM 2.  PROPERTIES

         (a)  Real Estate.  None

         (b)  Title to properties.  None

         (c)  Oil and Gas Drilling Activities. None

         (d)  Oil and Gas Production. None

         (e)  Oil and Gas Reserves. None

         (f)  Natural Gas Gathering/Processing Facilities. None.

         (g) Present Activities and Subsequent Events: The Company entered into a stock for stock transaction with BK Machinery and Speed One Investment Limited to acquire all the shares of BK on June 15, 2003. BK is a Chinese company specialized in the manufacturing and distribution of industrial automation system solutions and products in China. The Company issued 17,500,000 common shares to BK Machinery on July 14 under escrow pending delivery of the audit of BK. The Company will issue the balance of the shares under the Acquisition Agreement upon shareholder approval of the 1 new share for 3 old shares reverse split of all its stocks. The transaction involving the 25% of BK shares was completed on February 1, 2004 but requires delivery of the shares called for in the Agreement, which requires an additional authorization of shares.


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


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's common stock is traded on the "Over-the-Counter" market on the National Quotation Bureau or the NASD Electronic Bulletin Board. The following table sets forth high and low bid prices of the Company's common stock for the three (3) years ended December 31, 2003, 2002, and 2001 as follows:

                                              Bid
                                     High            Low
2003
         First Quarter               .09             .04
         Second Quarter              .28             .04
         Third Quarter               .28             .14
         Fourth Quarter              .41             .20



                                             Bid
                                     High            Low
2002
         First Quarter               .06             .01
         Second Quarter              .06             .01
         Third Quarter               .05             .02
         Fourth Quarter              .05             .01



         Such over the counter market quotations reflect interdealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

         (b) As of December 31, 2003 the Registrant had 57 shareholders of record of the common stock.

         (c) No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. We do not anticipate or intend upon paying dividends for the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The information presented here should be read in conjunction with Drucker, Inc.'s financial statements and other information included in this Form 10-KSB. When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.


Overview

On June 15, 2003, the Company entered into an Acquisition Agreement to acquire 100% of the issued and outstanding shares of Beijing Beike-Masic Automation Engineering Company Limited ("BK"), a Chinese company which specializes in industrial automation, in exchange for 93,020,800 shares of common stock of the Company, calculated on pre-consolidation basis. The Agreement provides for a one for three reverse split of all the outstanding shares of Drucker which must be approved by shareholders before the issuance of the additional shares may be completed. Pursuant to the Agreement, the Company has issued 17,500,000 common shares pre-consolidation under escrow. Upon shareholders' approval of the required reverse split, the balance of the shares for the acquisition transaction will be issued by the Company and the agreement will be completed.

   The transaction involving the 25% shares of BK was completed February 1, 2004 but requires additional authorization of shares for the Company to issue the balance of the shares under the transaction.

Results of Operations

      The Company had no operations during the fiscal year ended December 31, 2003. The Company's revenue were derived from the disposal of 495,600 shares of Tanganyika Oil Company Ltd. for a gain of $1,364,530 and an interest income of $7,010, totaling $1,371,540. The Company incurred expenses of $471,552 stemming from general and administrative expenditures as compared to $159,555 for the same period of last year. The increase of $311,997 was mainly due to the consulting fees paid to directors and consultants for their services and legal and accounting fees incurred in connection with the BK acquisition. No future commitments exist for the consulting and legal fees, however, the Company may need to incur additional fees of this type as a result of finalizing the BK acquisition.

         We expect the current trend of level of expenditures to continue at about the same rate based on our current business situation. We currently have sufficient cash to operate for the balance of 2004 at the current level of business. This could change, however, if any other business venture were to be embarked upon, and the available cash could be depleted much more rapidly.

        In 2003, the net operating income was $899,988 compared to a net operating loss of ($152,162) in 2002. In 2002, the Company had additional losses on discontinued operations and upon disposal of the discontinued subsidiary of ($120,076). The net income for 2003 was $899,988 or $0.03 per share compared to a net loss of $(272,238) or ($0.01) per share in 2002.


LIQUIDITY

         The Company may use all of its liquidity in the attempt to acquire or develop a business. The Company is unable to carry out any plan of business without adequate funding. The Company cannot predict to what extent its current liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire. There is no assurance that the Company can continue as a going concern without more and substantial funding in any business, for which funding there is no committed source. The Company had cash at year end of $1,274,931 and stock of Tanganyika Oil Company, Ltd. valued at $2,927,112. The Company's primary capital resources are stock from another company, Tanganyika Oil Company, Ltd., its own stock and cash on deposit. 495,600 shares of Tanganika were sold during 2003 and 504,400 shares were held as of December 31, 2003. Management will continue to sell the remaining shares for working capital purpose, if required. The Company's own stock may be illiquid because it is restricted in an unproved company with a short history of income generation.

         As the Company has disposed of its subsidiary, Drucker Petroleum, Inc., in 2002, the Company will be dependent on its cash reserves for its short term needs. The Company had current assets of $1,297,924 at December 31, 2003 and had current liabilities of $56,520. These amounts are sufficient to the Company for continued operations at the current level until the end of 2004. This could change, however, if any other business venture were to be embarked upon, and the available cash could be depleted much more rapidly. On a long-term basis, we have no long term debt.

The Company also has an amount due from a related party of $111,265 which is repayable on December 31, 2003. The Company has already demanded for repayment of balance due from the related party and is in the course of negotiation on the terms of repayment by installments.

The Company has no plans for significant research and development or capital expenditures in the next twelve months, nor does it expect to hire any significant employees subject to its completion of a merger opportunity.


Market Risk

Except from holding the securities held for sale, the Company does not hold any derivatives or other investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

As of December 31, 2003, the Company held 504,400 shares of Tanganyika Oil Company Ltd. as securities held for sale. The Company has recorded $2,769,303 unrealized gain under other comprehensive income, which is included in the stockholders' equity section.


NEED FOR ADDITIONAL FINANCING

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover expenses as they may be incurred.

         In the event the Company's cash assets and other prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

         The Company has plans to continue any research and development in the next twelve months and could spend $1 million on R&D. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

         The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, it may acquire or add employees of an unknown number in the next twelve months.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-27.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective on March 18, 2004, Amisano Hanson, Chartered Accountants, resigned as the principal accountant engaged to audit the financial statements of Drucker, Inc. (the "Company"). Amisano Hanson, Chartered Accountants, performed the December 31, 2002 and 2001 audits of the Company's financial statements. During this period and the subsequent interim period prior to their resignation, there were no disagreements with Amisano Hanson, Chartered Accountants, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Amisano Hanson, Chartered Accountants, satisfaction would have caused Amisano Hanson, Chartered Accountants, to make reference to this subject matter of the disagreements in connection with Amisano Hanson, Chartered Accountants, report, nor were there any "reportable events" as such term is defined in Item 304(a)(1)(iv) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended ("Regulation S-K").

The Company has requested Amisano Hanson, Chartered Accountants, furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made above by the Company. A copy of such letter, dated March 19, 2004 was attached and filed with the Form 8-K.

On March 18, 2004, the Company engaged Clancy & Co. P.L.L.C. to audit the Company's financial statements. Prior to its engagement, the Company had not consulted with Clancy & Co. P.L.L.C. with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed;
(ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject or disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K.

The Board of Directors of the Company approved the change in accountants described herein.

ITEM 8A.   CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of December 31, 2003, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of December 31, 2003, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table furnishes the information concerning our directors and officers as of December 31, 2003 as well as those who were directors as of December 31, 2002. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.

Name                             Age     Title                            Term
-------------------------        ---     --------------------------      ------
Ronald Xiuru Xie                 41      President, CEO, Acting CFO
(appointed as of June 16, 2003)              and Director                Annual

Gerald William Runolfson         62      Former President (resigned
(at December 31, 2002)                   June 15, 2003)
                                         Current Secretary and Director  Annual

Nick Ringma                      56      Vice President and Director     Annual
(appointed as of June 16, 2003)

Wei Zhang Liu                    53      Director and Chairman           Annual
(appointed as of August 11, 2003)

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

         As of August 31, 2003, the Board of Directors acts as the Audit Committee and Compensation Committee. During the fiscal year ended December 31, 2003, the Board of Directors held numerous meetings.


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


                              MANAGEMENT EXPERIENCE

            RONALD XIURU XIE, age 41, President, Director, CEO, and Acting CFO of Drucker, Inc. (appointed in June 2003) obtained a BA degree from Beijing University of International Business & Economics in 1984 and a Master of Law in 1986 from School of Law, Beijing University of International Business & Economics. He obtained an LLB (law) in 1992 from Queen's University in Canada. He is President and director of China NetTV Holdings, Inc. since July 2003 to present. He was a founding partner of Allied Law Office in Beijing, PR China since 1998. He was a Senior Partner, Great Wall Law Office in Beijing, China, 1995-1998. He is admitted to practice in China since 1988 and was called to the Bar of Ontario, Canada in 1993. Mr. Xie will devote approximately 40% of his time to company operations.

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

         GERALD WILLIAM RUNOLFSON, current Secretary and Director, age 62, was President and Director of Drucker, Inc. from 1991 to June 2003. He received a Bachelor of Science in Civil Engineering in 1963 from University of Saskatchewan Canada. He studied Business Administration 1970 - 1971 at University of Alberta, Canada. From 1988 to 2000, he has been President of International Butec Industries Corp., Vancouver, BC, a company involved in mining exploration but switched to high tech (smart card technology) in 2000. He has resigned as an officer and director from Butec effective January 29, 2001. From 1991 to 1994 he was President of N-Viro Recovery, Inc. From 1994 to present he has been President of Elkon Products, Inc. of Vancouver, B.C. Principal business of Elkon Products is the supply of silica fume. Silica fume is a product 100 times finer than cement and is a byproduct of the silicon metal manufacturing business. Elkon has the exclusive Canadian distribution rights for all silica fume produced in Canada. The product is used mainly in oil well cementing operation and in concrete construction. It is delivered by bulk rail car from Quebec to Alberta and then delivered by tanker truck to the company's customers. Major customers include the oilfield service companies: Halliburton, BJ Services. He has been a Director of Horseshoe Gold Mines since 1991, a mining exploration company currently focusing on diamond exploration in Northern Canada. He resigned as President in June 2003 and was appointed Secretary.

            WEI ZHANG LIU, age 53, was appointed a director of Drucker, Inc. on August 11, 2003. He obtained a Bachelor Degree from University of Science and Technology Beijing ("USTB") in 1976 and also obtained a Bachelor Degree from the Arts & Law School of USTB in 1982. During the period from 1990 to present, Mr. Liu acted as Vice G.M. and G.M. of BK Machinery; G.M. and President of BK. He is in charge of overall affairs of BK and has turned the company into a major manufacturer and provider of automation system solutions and related products in China.

         LIANG HONG, age 40, was appointed a director of Drucker, Inc. on August 11, 2003. He obtained a Bachelor Degree in 1985 from Automation Department of USTB. From the beginning of 2003 to the present, he has been Vice G.M. in School-funded Industrial Group of USTB. His major responsibilities include assessment for investment in connection with whole school's industry, estimation of legal risks, project plan, capital operation, public relationship, etc. Mr. Hong was a founder of BK and acts as Vice President, participating in all major decisions and development plan of the company, and shouldering such responsibilities as the establishment of technical and marketing teams, operating management, organization of R & D, development of new technology, administration of major projects, public relations, financing, etc. From 2001 to 2002, Mr. Hong set up Time High-Tech Co., Ltd. (THT) and acted as Vice G.M. The company was invested by State Investment Development Corporation (SIDC) and USTB. Mr. Hong participated in all initial activities including project assessment, financing negotiations, incorporation of joint ventures. From 1999 to 2002, Mr. Hong acted as vice director of Robot Institute of USTB.

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

Each of the Directors, Mssrs. Ringma, Liu, Hong, Ge, Sun, and Runolfson devotes 10% of his time to the business of the Company.

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

Exclusion of Liability

     The Delaware Corporation Law excludes personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of the Delaware Law, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

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


ITEM 10.          EXECUTIVE COMPENSATION

         (a)  Cash Compensation.

         Compensation paid for all services provided during the fiscal year ended December 31, 2003, to each of our executive officers and to all officers as a group is set forth below.


                                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                            Annual Compensation                                          Awards

Name and                 Year          Salary ($)       Bonus         Other Annual          Restricted           Securities
Principal                                               ($)           Compensation ($)      Stock                Underlying
Position                                                              Award(s)($)           Options/SARs(#)

Gerald                    2003          0                 0              20,000             0                         0
Runolfson,                2002          0                 0              23,000             0                         0
President                 2001          0                 0              24,000             0                         0
(resigned June 2003
currently Secretary)

Ernest Cheung,            2003          0                 0               6,000             0                         0
Secretary                 2002          0                 0              25,000             0                         0
(resigned June 2003)      2001          0                 0              48,000             0                         0

Patrick Chan,             2003          0                 0                 0               0                         0
Chairman                  2002          0                 0                 0               0                         0
(resigned June 2003)      2001          0                 0                 0               0                         0

Ronald Xie,               2003          0               20,000           70,000             0                         0
President/Director        2002          0                 0                 0               0                         0
                          2001          0                 0                 0               0                         0

Nick Ringma               2003          0               10,000           28,000             0                         0
Vice President/Director   2002          0                 0                 0               0                         0
                          2001          0                 0                 0               0                         0

Officers                  2003          0               30,000          124,000             0                         0
as a group                2002          0                 0              48,000             0                         0
                          2001          0                 0              72,000             0                         0

         (b) Compensation Pursuant to Option Plans. See Executives' and Directors' Compensation Tables.

         (c) Other Compensation. None. No stock appreciation rights or warrants exist to management.

         (d) Compensation of Directors.

         Compensation paid by us for all services provided during the fiscal year ended December 31, 2003 to each of our directors and to all directors as a group is set forth below:

DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)


                                                      Cash Compensation
Security Grants
------------------------------------------------------------------------------------------------------------------------------------
Name                              Annual             Meeting          Consulting              Number            Number of Securities
                                  Retainer           Fees ($)         Fees/Other              of                Underlying
                                  Fees               ($)              Fees ($)                Shares(#)         Options/SARs(#)
A. Director                       0                      0                20,000                0                    0
Gerald Runolfson

B. Director                       0                      0                 6,000                0                    0
Ernest Cheung
(resigned August 2003)

C. Director                       0                      0                     0                0                    0
Patrick Chan
(resigned June 2003)

D. Director                       0                      0                     0                0                    0
Joseph Tong
(resigned June 2003)

E. Director                       0                      0                 36,919               0                    0
Ken Kow
(resigned August 2003)

F. Director                       0                      0                     0                0                    0
Zhang Liu Wei

G. Director                       0                      0                     0                0                    0
Hong Liang

H. Director                       0                      0                     0                0                    0
Liang Song Ge

I. Director                       0                      0                     0                0                    0
Liang Hong

J. Director                       0                      0                     0                0                    0
Yi Kang Sun

K. Director                       0                      0                  90,000              0                    0
Ronald Xie

L. Director                       0                      0                  38,000              0                    0
Nick Ringma



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


         The above options were issued in November, 1999 with expiry on March 31, 2006 and are exercisable at US$0.40 per share. As of the date of this report none of the above options has been exercised.

(1)  Mr. Chan was Chairman of the Board.
(2)  FKT Exploration Consultant, Ltd. is owned by Fred Tse, a consultant.
(3)  Ken K Consultant, Ltd. is owned by Ken Kow, a paid consultant and director.
(4) Cobilco is owned by Raoul Tsakok, a director, of Richco Investors, Inc., a major shareholder.
(5)  Lancaster Pacific Investment, Ltd. is owned by Paul Chan, a consultant.
(6)  Mr. Runolfson is President and director.
(7)  Yonderiche Int'l Consultants is owned by Jack Song.
(8)  808719 Ont., Ltd. is owned and controlled by Joe Tong, a director.
(9) Gemsco Management, Ltd. is owned and controlled by Maurice Tsakok, a director of Richco Investors, Inc. a major shareholder

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) that they file. All new officers, directors or 10% shareholders have filed any reports pursuant to Section 16(a) at year end. Although, all of them were filed late in 2003 as to Forms 3. All prior officers and directors had previously filed reports under 16a as required in 2002 and 2003.

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


Title            Name and                         Amount and             Percent
 of              Address of                       Nature of                of
Class            Beneficial Owner                 Beneficial Interest    Class
-------          ----------------------           ---------------------  -------
(i)
Title            Name and                         Amount and             Percent
 of              Address of                       Nature of                of
Class            Beneficial Owner                 Beneficial Interest    Class
                                                                         Current
                                                                         -ly
                                                                         Author-
                                                                         ized
-------          ----------------------           ---------------------  -------
Common Stock     Richco Investors, Inc.           9,225,000(1)(2)        18.48%
                 789 West Pender St. #950
                 Vancouver, B.C. Canada V6C 1H2

Common Shares    Beijing Beike Machinery          17,500,000             35%
                 Electronics Materials Hightech
                 Corp.

Common Shares    Speed One Investment Ltd.        75,520,800*            0%

*These shares will be issued after the additional authorization of common shares subject to this Information Statement.

(ii) The following sets forth information with respect to our Common Stock beneficially owned by each officer and director at March 30, 2004 and by all directors and officers as a group. (Table includes options granted to officers and directors. See Item 10(f) Stock Purchase Options.)

Title        Name of                        Amount and                Percent
of           Beneficial                     Nature of                 of
Class        Owner                          Beneficial Ownership      Class
-----        -----                          --------------------      -----
Common       Gerald Runolfson               512,501 (a)(b)            1.5%
             Secretary and Director
             (former President)
             4151 Rose Crescent             812,501 (b)
             West Vancouver,                including options         2.4%
             B.C. Canada

Common       Nick Ringma                    0                         0%
             916 Cathedral Place
             925 West Georgia Street
             Vancouver, B.C., Canada
             V6C 3L2

             Wei Zhang Liu                  14,650,776                11.67%
             916 Cathedral Place
             925 West Georgia Street
             Vancouver, B.C., Canada
             V6C 3L2

             Liang Hong                     14,650,776                11.67%
             916 Cathedral Place
             925 West Georgia Street
             Vancouver, B.C., Canada
             V6C 3L2

             Yi Kang Sun                    10,464,840                8.34%
             916 Cathedral Place
             925 West Georgia Street
             Vancouver, B.C., Canada
             V6C 3L2

             Liang Song Ge                  14,650,776                11.67%
             916 Cathedral Place
             925 West Georgia Street
             Vancouver, B.C., Canada
             V6C 3L2


NAME                                # OF SHARES     PRE TRANSACTION         POST TRANSACTION
                                                    (%)                     (%)

    Ronald Xie                      0               0                       0
    916 Cathedral Place
    925 West Georgia Street
    Vancouver, B.C., Canada
    V6C 3L2

    Gerald Runolfson                512,501         1.5                     .4%
    916 Cathedral Place             (+300,000       2.4                     .6%
    925 West Georgia Street         options)
    Vancouver, B.C., Canada
    V6C 3L2

    Nick Ringma                     0               0                       0
    916 Cathedral Place
    925 West Georgia Street
    Vancouver, B.C., Canada
    V6C 3L2

    Wei Zhang Liu                   14,650,776      0                       11.67%
    916 Cathedral Place
    925 West Georgia Street
    Vancouver, B.C., Canada
    V6C 3L2

    Liang Hong                      14,650,776      0                       11.67%
    916 Cathedral Place
    925 West Georgia Street
    Vancouver, B.C., Canada
    V6C 3L2

    Liang Song Ge                   14,650,776      0%                      11.67%
    916 Cathedral Place             (1)(2)
    925 West Georgia Street
    Vancouver, B.C., Canada
    V6C 3L2



    Yi Kang Sun                     10,464,840      0                       8.34%
    916 Cathedral Place
    925 West Georgia Street
    Vancouver, B.C., Canada
    V6C 3L2

    Beijing Science & Technology    23,255,200      0                       18.53%
      University (USTB)             (pre-transaction 17,500,000) (2)(3)

    BK Machinery                    23,255,200      0                       18.53%

    Hong Jun Lu                     2,092,968       0                       1.67%
    916 Cathedral Place             (1)(2)
    925 West Georgia Street
    Vancouver, B.C., Canada
    V6C 3L2

    Wang Ping                       5,581,248        0                      4.45%
    916 Cathedral Place             (1)(2)
    925 West Georgia Street
    Vancouver, B.C., Canada
    V6C 3L2

    Ling Sheng Han                  7,674,216        0                      6.12%
    916 Cathedral Place             (1)(2)
    925 West Georgia Street
    Vancouver, B.C., Canada
    V6C 3L2

Total Officers & Directors Post Transaction     62,091,384(4)     49.47%
                                                69,765,600        55.6%

(1)  Through ownership of Speed One Investment LTD.

(2)  Post transaction

(3)  Currently holds 17,500,000 shares

(4)  Assuming by % beneficial ownership of Speed One Investment Ltd.

(5)  As beneficially controlled by Speed One Investment Ltd. (Group)


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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain Transactions

On June 15, 2003, the Company entered into an Acquisition Agreement to acquire 100% of the issued and outstanding shares of Beijing Beike-Masic Automation Engineering Company Limited ("BK"), a Chinese company which specializes in industrial automation, in exchange for 93,020,800 shares of common stock of the Company, calculated on pre-consolidation basis. The Agreement provides for a one for three reverse split of all the outstanding shares of Drucker which must be approved by shareholders before the issuance of the additional shares may be completed. Pursuant to the Agreement, the Company has issued 17,500,000 common shares pre-consolidation under escrow. Upon shareholders' approval of the required reverse split, the balance of the shares for the acquisition transaction will be issued by the Company and the agreement will be completed.

   The transaction involving the acquisition of the 25% BK shares was completed February 1, 2004. The entire transaction will be completed as soon as the reverse split or the increase of ahtiorized capital is completed to enable the Company to issue and deliver the balance of the shares for the transaction.

         The new officers, directors, and principal shareholders: Liang Song Ge, Liang Hong, Wei Zhang Liu, Yi Kong Sun, and USTB (university) received an aggregate of 17,500,000 shares in 2003 and will receive an additional 75,520,800 shares in 2004 upon completion of the reverse split or increase of authorized capital.

         The Company has committed to issue, as soon as the reverse split or increase of authorized capital is completed, to an officer 6,511,456 shares in payment of legal fees for the transaction, which is equal to 7% of the stock issued and to be issued for the BK transaction.

         Certain employees, officers, directors, and affiliates were granted options in November 1999. The options are exercisable at $0.40 per share and extend until March 31, 2006. The granting of these options for their services have been very favorable to the Company as these services are necessary and are provided at no monetary cost to the Company.

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


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules. The following financial statements and schedules for Drucker, Inc., as of December 31, 2003 and 2002 are filed as part of this report.

     (b) Exhibits Reports on Form 8-K: None for the reporting period.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

              Clancy and Co., P.L.L.C. {"Clancy") provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2003. Amisano Hanson ("AH") provided audit services to the Company in connection with the Company's annual report for the fiscal year ended 2002. The aggregate fees billed by Clancy for the 2003 audit of the Company's annual financial statements was $12,000 and the aggregate fees billed by AH for the 2003 quarterly reviews of the Company was $9,369. The aggregate fees billed by AH for the 2002 audit of the Company's annual financial statements and a review of the Company's quarterly financial statements was $31,319.

Audit Related Fees

              No fees were billed by Clancy or AH to the Company for professional services that are reasonably related to the audit or review of the Company's financial statements that are not disclosed in "Audit Fees" above.

Tax Fees
              No fees were billed by Clancy to the Company in 2003 for professional services rendered in connection with the preparation of the Company's tax returns for the period. AH billed to the Company fees of $nil in 2002 for professional services rendered in connection with the preparation of the Company's tax returns for the period.

All Other Fees
              No fees were billed by Clancy or AH to the Company for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval
            At December 31, 2002, the board of directors had an audit committee with Gerald Runolfson and Ernest Cheung as committee members and also had a compensation committee with Gerald Runolfson and Ernest Cheung as committee members. Mr. Cheung resigned in August 2003.

         As of August 31, 2003, the Board of Directors acts as the Audit Committee and Compensation Committee. During the fiscal year ended December 31, 2003, the Board of Directors held numerous meetings.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DRUCKER, INC.


Date: April 20, 2004                         By: /s/ Ronald Xiuxu Xie
                                                 ----------------------------
                                                 Ronald Xiuxu Xie, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: 4/20/2004                              By: /s/ Ronald Xiuxu Xie
                                                 ----------------------------
                                                 Ronald Xiuxu Xie,
                                                 President and Director



Date: 4/20/2004                                  /s/ Gernald William Runolfson
                                                 ----------------------------
                                                 Gernald William Runolfson,
                                                 Secretary and Director



Date: 4/20/2004                                  /s/ Nick Ringma
                                                 ----------------------------
                                                 Nick Ringma,Director


Date: 4/20/2004                                  /s/ Wei Zhang Liu
                                                 -----------------------------
                                                 Wei Zhang Liu, Director



Date: 4/20/2004                                  /s/ Liang Hong
                                                 -----------------------------
                                                 Liang Hong, Director

Date: 4/20/2004                                  /s/Liang Song Ge
                                                 -----------------------------
                                                 Liang Song Ge, Director

Date: 4/20/2004                                  /s/Yi Kang Sun
                                                 -----------------------------
                                                 Yi Kang Sun, Director