Form 10KSB/A
period 2003-12-31
DRUCKER INC
filed 2004-04-20
CIK 1042053

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


Date: 4/20/2004                                  /s/ Wei Zhang Liu
                                                 -----------------------------
                                                 Wei Zhang Liu, Director



Date: 4/20/2004                                  /s/ Liang Hong
                                                 -----------------------------
                                                 Liang Hong, Director

Date: 4/20/2004                                  /s/Liang Song Ge
                                                 -----------------------------
                                                 Liang Song Ge, Director

Date: 4/20/2004                                  /s/Yi Kang Sun
                                                 -----------------------------
                                                 Yi Kang Sun, Director

                         DRUCKER, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report of Clancy and Co., P.L.L.C............      F-1

Independent Auditors' Report of Amisano Hanson.....................      F-2

Consolidated Balance Sheets........................................      F-3

Consolidated Statements of Operations..............................      F-4

Consolidated Statements of Changes in Stockholders' Equity.........      F-5

Consolidated Statements of Cash Flows..............................      F-6

Notes to the Consolidated Financial Statements.....................   F-7 - F-14

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Drucker, Inc.

We have audited the consolidated balance sheet of Drucker, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Drucker Inc. and Subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Clancy and Co., P.L.L.C.
Clancy and Co., P.L.L.C.
Phoenix, Arizona

April 13, 2004

                        CONSENT OF INDEPENDENT ACCOUNTANT

We hereby consent to the use in the Form 10-KSB, dated April 15, 2004, of our report dated January 22, 2003, relating to the financial statements of Drucker, Inc., as of January 22, 2003, which appears in such Form 10-KSB.

Vancouver, Canada                                            "Amisano Hanson"
April 15, 2004                                         CHARTERED  ACCOUNTANTS




                                         DRUCKER, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEET
                                                DECEMBER 31, 2003
Stated in U.S. dollars
------------------------------------------------------------------------------------------

ASSETS
Current Assets
   Cash                                                              $          1,274,931
   Prepaid expenses and other current assets                                        4,728
   Prepaid expenses - related party (Note 3)                                       18,265
                                                                      --------------------
Total Current Assets                                                            1,297,924

Fixed assets, net (Note 2)                                                         14,729

Due from related parties (Note 3)                                                 111,652

Securities - available for sale (Note 4)                                        2,927,112
                                                                      --------------------

Total Assets                                                         $          4,351,417
                                                                      ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and other accrued liabilities                     $             56,520

Commitments and contingencies (Notes 6, 10)                                             -

Stockholders' Equity
  Common stock : $0.001 par value, authorized: 50,000,000
      Issued and outstanding: 32,476,250 shares                                    32,115
  Additional paid-in capital                                                    6,843,803
  Accumulated deficit                                                         (5,340,528)
  Accumulated other comprehensive income                                        2,759,507
                                                                      --------------------
Total Stockholders' Equity                                                      4,294,897
                                                                      --------------------

Total Liabilities and Stockholders' Equity                           $          4,351,417
                                                                      ====================




       The accompanying notes are an integral part of these financial statements.

                                           F-3




                                            DRUCKER, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
Stated in U.S. dollars                                                             2003                    2002
------------------------------------------------------------------------------------------------------------------------

Expenses
   Accounting and audit                                                                  61,966                  17,877
   Consulting (Note 3)                                                                  240,972                 111,288
   Depreciation                                                                           2,286                   1,227
   Foreign exchange (gain) loss                                                        (36,632)                     904
   Legal and professional                                                               117,189                   9,577
   Other operating expenses                                                              85,771                  18,682
                                                                            --------------------   ---------------------
Total expenses                                                                          471,552                 159,555

Other income
   Gain on disposal of securities - available for sale (Note 4)                       1,364,530                       -
   Interest income                                                                        7,010                   7,393
                                                                            --------------------   ---------------------
Total other income                                                                    1,371,540                   7,393
                                                                            --------------------   ---------------------

Income (loss) from continuing operations before taxes                                   899,988               (152,162)

Provision for income taxes (Note 5)                                                           -                       -
                                                                            --------------------   ---------------------

Loss from continuing operations                                                         899,988               (152,162)

Discontinued operations (Note 8)
   Loss from operations                                                                       -                (65,578)
   Loss from disposal of subsidiary, net of tax                                               -                (54,498)
                                                                            --------------------   ---------------------
Loss from discontinued operations                                                             -               (120,076)
                                                                            ====================   =====================

Net income (loss)                                                                 $     899,988          $    (272,238)
                                                                            ====================   =====================

Basic and diluted loss per share:
  Loss from continuing operations                                                  $       0.03           $      (0.01)
  Loss from discontinued operations                                                           -                  (0.00)
                                                                            --------------------   ---------------------
                                                                                   $       0.03           $      (0.01)
                                                                            ====================   =====================

Basic and diluted weighted average common shares outstanding:                        32,476,250              32,476,250
                                                                            ====================   =====================



                              The accompanying notes are an integral part of these financial statements.

                                                                 F-4



                         DRUCKER, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                        Accumulated
                                                           Stock       Additional                          Other
                                               Common    Amount At      Paid-In       Accumulated      Comprehensive
Stated in U.S. dollars                         Shares    Par Value      Capital         Deficit           Income            Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                    32,476,250   $  32,115    $  6,843,803 $ (5,968,278)      $         -     $   907,640

Components of comprehensive loss:
   Translation adjustments                             -           -               -             -              170             170
   Unrealized gain on securities                       -           -               -             -           54,315          54,315
   Net loss                                            -           -               -     (272,238)                -       (272,238)
                                                                                                                   -----------------
Total comprehensive loss                                                                                                  (217,753)

                                                                                                                   -----------------

                                            ----------------------------------------------------------------------------------------
Balance, December 31, 2002                    32,476,250      32,115       6,843,803   (6,240,516)           54,485         689,887

Components of comprehensive income:
   Translation adjustments                             -           -               -             -          (9,966)         (9,966)
   Unrealized gain on securities, net of
    reclassification adjustment [1]                    -           -               -             -        2,714,988       2,714,988
   Net income                                          -           -               -       899,988                -         899,988
                                                                                                                   -----------------
Total comprehensive income                                                                                                3,605,010
                                                                                                                   -----------------

                                            ----------------------------------------------------------------------------------------
Balance, December 31, 2003                    32,476,250   $  32,115    $  6,843,803 $ (5,340,528)   $    2,759,507    $  4,294,897
                                            ========================================================================================

[1] Disclosure of reclassification amount:
Unrealized gains during 2003                             $ 3,723,370
Less: reclassification adjustment for gains
    included in net inocme                               (1,008,382)
                                                        -------------
Net unrealized gains on securities                       $ 2,714,988
                                                        =============




                              The accompanying notes are an integral part of these financial statements.

                                                               F-5


                                       DRUCKER, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Stated in U.S. dollars                                                      2003                2002
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income (loss) from continuing operations                             $     899,988      $    (152,162)
  Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities
    Depreciation                                                                   2,286               1,227
    Translation adjustments                                                      (9,966)                 170
    Gain on disposal of securities - available for sale                      (1,364,530)                   -
    Changes in assets and liabilities
     (Increase) decrease in prepaid expenses and other current
assets                                                                           (1,907)             (1,813)
     (Increase) decrease in prepaid expenses - related party                    (16,195)             (2,070)
      Increase in accounts payable                                                42,307             (6,890)
                                                                    -----------------------------------------
  Net cash flows used in operating activities                                  (448,017)           (161,538)

Cash flows from investing activities
    Due from a related company                                                   (6,154)             (5,498)
    Proceeds from disposal of securities - available for sale                  1,519,586                   -
    Advances from discontinued operations of disposed subsidiary                       -             241,306
    Additions to fixed assets                                                   (16,693)                   -
    Proceeds from sale of subsidiary                                                   -             250,000
                                                                    -----------------------------------------
  Net cash flows provided by investing activities                              1,496,739             485,808

Cash flows from financing activities
    Cash overdraft                                                                     -            (98,227)
                                                                    -----------------------------------------
  Net cash flows used in financing activities                                          -            (98,227)
                                                                    -----------------------------------------

Increase in cash from continuing operations                                    1,048,722             226,043

Increase in cash from discontinued operations (Note 8)                                 -                 166
                                                                    -----------------------------------------

Increase in cash and cash equivalents                                          1,048,722             226,209
Cash and cash equivalents - beginning of year                                    226,209                   -
                                                                    -----------------------------------------
Cash and cash equivalents - end of year                                   $    1,274,931       $     226,209
                                                                    =========================================

Supplemental information:
Cash paid for:
    Interest                                                                 $        30         $         -
                                                                    =========================================
    Income taxes                                                                       -                   -
                                                                    =========================================

Non-cash investing activities:
    Securities received in the sale of subsidiary                                      -       $     312,865
                                                                    =========================================





           The accompanying notes are an integral part of these financial statements.

                                              F-6

                         DRUCKER, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Drucker Inc. (the "Company") is a Delaware corporation with an authorized capital of 50,000,000 shares of $0.001 par value common stock. The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. During 2003, the Company entered into an agreement and primarily focused its efforts on acquiring Beijing Beike-Masic Automation Engineering Company Limited ("BK"), a business corporation incorporated under the laws of the Peoples Republic of China. BK is a provider of complete system solutions for industrial automation and control. (See Note 10). During 2002 and prior, the Company was in the business of acquiring, exploring and evaluating oil and gas prospects and either joint venturing or developing these properties further or disposing of them when the evaluation was completed.

Summary of Significant Accounting Policies

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Marketable Equity Securities - Marketable equity securities consist of common shares of Tanganyika Oil Company Ltd. and have been classified as available-for-sale, stated at market value as determined by the most recently traded price at the balance sheet date, with the change in fair value (unrealized gains or losses) during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

Fixed assets - Fixed assets represent, stated at cost, depreciated over the asset's estimated useful life, ranging from three to five years. Significant improvements and betterments are capitalized where it is probable that the expenditure resulted in an increase in the future economic benefits expected to be obtained form the use of the asset beyond its originally assessed standard of performance. Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the statement of operations based on the net disposal proceeds less the carrying amount of the assets.

Impairment or Disposal of Long-lived Assets

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

Advertising costs - Advertising costs are expensed as incurred. There were no advertising costs for the periods presented.

Discontinued operations - The accounting policies as they related to discontinued operations are as follows:

(i) Oil and Gas Project Costs - The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying the retaining unproved properties are expensed.

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

(ii) Capitalization of Mineral Claim Costs - The cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment are capitalized and depreciated over their useful life.

(iii) Environmental Costs - Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitment to a plan of action based on the then known facts.

(iv) Values - The amounts shown for oil and gas project costs represent costs to date and do not necessarily reflect present or future values.

(v) Revenue recognition - Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues from the sale of petroleum products are recognized when delivered.

Income taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Foreign currency translations - The assets and liabilities of the Company's foreign operations are generally translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

Fair value of financial instruments - For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

Earnings per share - Basic earnings or loss per share are based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future such as options and warrants are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-based compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB No. 123, and "Accounting for Stock-Based Compensation". This statement amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends APB Opinion No. 28 "Interim Financial Reporting" to require disclosure about those effects in interim financial information. The Company adopts the disclosure provisions and the amendment to APB No. 28 effective for interim periods beginning after December 15, 2002.

Comprehensive income - The Company includes items of other comprehensive income by their nature, such as translation adjustments and unrealized gains on available-for-sale marketable securities, in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company discloses total comprehensive income (loss), its components and accumulated balances on its statement of stockholders' equity.

Related party transaction - A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

Recent Accounting Pronouncements - The FASB issued the following pronouncements during 2003, none of which are expected to have a significant affect on the financial statements:

In January 2003, the Financial Accounting Standard Board issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51". This interpretation addressed the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interest. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003, outlines consolidation requirements for variable interest entities created after January 31, 2003. The company has reviewed its major commercial relationship and its overall economic interests with other companies consisting of related parties, manufacture vendors, loan creditors and other suppliers to determine the extent of its variable economic interest in these parties. The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be variable interest entities of the Company.

The American Institute of Certified Public Accountants has issued an exposure draft SOP "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment ("PP&E")". This proposed SOP applies to all non-government entities that acquire, construct or replace tangible property, plant and equipment including lessors and lessees. A significant element of the SOP requires that entities use component accounting retroactively for all PP&E assets to the extent future component replacement will be capitalized. At adoption, entities would have to option to apply component accounting retroactively for all PP&E assets, to the extent applicable, or to apply component accounting as an entity incurs capitalizable costs that replace all or a portion of PP&E. The Company cannot evaluate the ultimate impact of this exposure draft until it becomes final.

In April 2003, the FASB issued SFAS No. 149, "Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively. This statement does not affect the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the implementation of SFAS No. 150 will have a material impact on the financial condition, results of operations or cash flows.

NOTE 2 - FIXED ASSETS
---------------------

Fixed assets consist of the following:

Computer equipment                                     $    9,347
Furniture and fixtures                                     11,026
                                                  ----------------
Total                                                      20,373
Less accumulated depreciation                               5,644
                                                  ----------------
Net book value                                         $   14,729
                                                  ================

Depreciation charged to operations for 2003 amounted to $2,286 (2002: $1,227)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

During the years ended December 31, 2003 and 2002, included in consulting fees are related party consulting fees of $197,359 and $86,288, respectively, charged by companies with common directors and with current/former directors of the Company.

At December 31, 2003, there was $111,265 due from a company with a common director. This loan is unsecured, bears interest at the US Bank prime rate plus one percent calculated semi-annually and is due upon 30 days formal notice from the Company. The Company has already demanded for repayment of balance due from the related party and is in the course of negotiation on the terms of repayment by installments. During the years ended December 31, 2003 and 2002, the Company accrued interest income of $5,767 and $5,498, respectively. The Company also was due $387 from a company with a common director. This loan is unsecured and non-interest bearing with no fixed terms of repayment.

Prepaid expenses - related party represent travel expenses of $18,265 advanced to an officer and director of the Company.


NOTE 4 - MARKETABLE SECURITIES
------------------------------

Marketable securities consist of 504,400 shares of Tanganyika Oil Company Ltd. with an estimated fair value of $2,927,112, amortized cost of $157,809, and gross unrealized gains of $2,769,303. The Company sold 495,600 shares for gross proceeds of $1,519,586, gross realized gains of $1,364,530, and related amortized cost of $155,056. The method used to determine the cost of the securities sold is average cost.


Reconciliation of unrealized gains included in other comprehensive income for the years ended December 31 is as follows:

                                                       2003                2002
                                                  ----------------    ---------------

Beginning balance                                      $   54,315           $      -
Unrealized holding gains during period                  3,723,370             54,315
Reclassification - gains included in earnings         (1,008,382)                  -
                                                  ----------------    ---------------
Ending balance                                        $ 2,769,303         $   54,315
                                                  ================    ===============

There is no provision for income tax expense due to the utilization of available income tax loss carry-forwards.


NOTE 5 - INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2003 and 2002, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets on the accompanying consolidated balance sheet is as follows:

                                                                    2003
                                                               ---------------

Deferred tax asset from net operating loss carryforwards           $1,782,000
Valuation allowance                                               (1,782,000)
                                                               ---------------
Net deferred tax assets                                               $     -
                                                               ===============




The Company has available net operating loss carryforwards of approximately $5,243,000 for tax purposes to offset future taxable income, which expire beginning in the year 2017. The Company has accumulated capital losses of approximately $132,000 available to offset future years' capital gains. The potential tax benefit of these losses, if any, has not been recorded in these financial statements.

Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. As a result of equity transactions occurring through December 31, 1999, the Company will be subject to such limitation. The annual limitations have not been determined.

The difference between income taxes at statutory rates and the amount presented in the financial statements for the years ended December 31, 2003 and 2002 is a result of the following:

                                                2003                2002
                                           ---------------     ---------------
Statutory federal income tax rate             $ (158,000)          $ (51,000)
Change in valuation allowance                     158,000              51,000
                                           ---------------     ---------------
                                                        -                   -
                                           ===============     ===============

NOTE 6 - STOCK-BASED COMPENSATION
---------------------------------

Share Purchase Warrants

At December 31, 2003 5,542,065 share purchase warrants are outstanding. Each warrant entitles the holder the right to purchase one additional unit of the Company at $0.40 per unit until the earlier of March 31, 2005 and the 90th day after the day on which the weighted average trading price of the Company's shares exceed $0.60 per share for 10 consecutive trading days. Each unit consists of one common share of the Company and one additional warrant. Each additional warrant entitles the holder thereof the right to purchase one additional common share of the Company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants.

Stock Options

The Company has granted 2,950,000 stock options to officers, directors and employees (1,175,000) of the Company and consultants (1,775,000) to the Company to purchase shares of the Company's common stock at an exercise price of $0.40 per share, expiring on March 31, 2006. The weighted average exercise price is $0.40 per share and the number of stock options outstanding is equal to the number exercisable as there are no vesting provisions.


NOTE 7 - CANCELED TRANSACTIONS
------------------------------

By an agreement dated effective January 1, 2003, the Company proposed to acquire up to 100% (minimum 60%) of Crime Prevention Analysis Lab Inc. ("CPAL") in consideration of the issuance by the Company of up to 10,000 convertible debentures to CPAL. The terms of the debentures are as follows:

    o   each debenture is convertible into 3,075 common shares of the Company;
    o   the debenture is non-interest bearing;
    o the debenture is redeemable in whole by the Company any time until March 31, 2003;
    o   the debenture is not convertible until after April 1, 2003;
    o   thereafter the debenture is convertible according to an agreed formula;
        and
    o   the debenture will have a floating charge on the assets of CPAL only.

On April 17, 2003, the Company announced it had decided not to proceed with the acquisition and canceled the letter of intent.


NOTE 8 - DISCONTINUED OPERATIONS
--------------------------------

Drucker Petroleum, Inc., West Gharib, Egypt Concession:

By an agreement dated February 1, 2002, the Company disposed of it's wholly-owned subsidiary, Drucker Petroleum, Inc., for CDN$900,000 (US$562,865). Drucker Petroleum, Inc. held a 20% participating interest in a production sharing agree-ment in respect to an oil and gas concession in located in West Gharib, Gulf of Suez, Egypt.

The consideration paid on closing was as follows:

    o   US$250,000 (CDN$400,000 (received));
    o 200,000 common shares of the purchaser (Tanganyika Oil Company Ltd.), a public company, at CDN$0.50 per share (received); and
    o 800,000 special warrants of the purchaser at CDN$0.50 per warrant (received). Each special warrant was exercised (without additional consideration) into one common share of the purchaser.

Loss from discontinued operations was as follows:

Revenues                                                            $  81,796
Royalties                                                            (40,080)
                                                               ---------------
                                                                       41,716
Interest income                                                           121
                                                               ---------------
                                                                       41,837
Expenses
   Administration                                                      14,827
   Bank charges                                                            32
   Depletion                                                           15,637
   Handling and trucking                                               25,713
                                                               ---------------
                                                                       56,209
Other item:
   Write-off of oil and gas projects                                   51,206
                                                               ---------------

Net loss from discontinued operations                              $ (65,578)
                                                               ===============



The loss from disposal of the subsidiary was calculated as follows:

Proceeds                                                            $ 562,865
Less: net identifiable assets                                       1,012,965
Less: net identifiable liabilities                                  (395,602)
                                                               ---------------
Loss on disposal of subsidiary                                     $ (54,498)
                                                               ===============

Cash flows from discontinued operations for the year ended December 31, 2002 is as follows:


Operating activities:
Net loss                                                        $ (120,076)
Non-cash items:
   Write-off of oil and gas property                                 51,206
   Loss on disposal of subsidiary                                    54,498
   Depletion                                                         15,637
Changes in non-cash working capital balances:
   Accounts receivable                                               12,030
   Accounts payable and accrued expenses                             98,825
                                                             ---------------
                                                                    112,120
Investing Activities:
   Oil and gas project costs                                      (117,449)

Financing activities:
   Repayment of advances from Drucker, Inc.                       (241,306)
                                                             ---------------

Decrease in cash prior to disposal                                (246,635)

Cash balances of subsidiaries on disposal                           246,801
                                                             ---------------

Increase in cash from discontinued operations                      $    166
                                                             ===============


NOTE 9 - SEGMENTED INFORMATION
------------------------------

Until the Company disposed of its subisidary in 2002, the Company's industry segment was the oil and gas industry. The Company's geographic segments were Canada, Egypt and Algeria and its related segment information follows for 2002:


Identifiable assets

                                                                 Canada         Egypt        Algeria        Total
Current                                                          $ 230,934        $     -       $   166     $ 231,100
Fixed assets                                                           322              -             -           322
Marketable securities                                              367,180              -                     367,180
Due from related parties                                           105,498                                    105,498
                                                              ------------- -------------- ------------- -------------
                                                                 $ 703,934        $     -       $   166     $ 704,100
                                                              ============= ============== ============= =============
Gross Revenue Oil and Gas

Canada                                                                    $     -
Egypt                                                                      81,796
Algeria                                                                         -
                                                                   ---------------
                                                                        $  81,796
                                                                   ===============
Net loss

Canada                                                                $ (152,162)
Egypt                                                                   (120,058)
Algeria                                                                      (18)
                                                                   ---------------
                                                                      $ (272,238)
                                                                   ===============

The Company's geographic segment for 2003 was Canada only and therefore, all of the Company's identifiable assets, gross revenues and net income represent that segment only.


NOTE 10 - SUBSEQUENT EVENTS
---------------------------

By an agreement dated June 15, 2003, the Company agreed to acquire from Beijing Beike Machinery Electronic Materials Hightech Corporation ("BK Machinery") all the shares it owned in Beijing Beike-Masic Automation Engineering Company Limited ("BK") being 25% of the issued and outstanding shares of BK, and from Speed One Investment Limited all the shares it owned in BK being 75% of the issued and outstanding shares of BK. The Company agreed to initially issue 17,500,000 common shares (pre-consolidation), in escrow, and a further 25,173,600 common shares (post-consolidated) after the shareholders have approved a consolidation of the Company's shares on a 3 old shares for 1 new share basis and audited financial statements of BK have been delivered. The Company agreed to pay a legal fee in common shares equal to 7% of the total shares required to be issued under the agreement. On July 14, 2003, the Company issued 17,500,000 common shares pursuant to this agreement, which has been held by an escrow agent pending the completion of the transaction. However as these shares are held in escrow and will be released only upon closing of the transaction, such shares are not yet considered issued.

As of the date of issuance of these financial statements, all of the 25% shares of BK have been delivered to the Company, and the Company has committed to deliver the balance of the shares, including escrowed shares, upon completion of the reverse split, which is subject to regulatory and shareholder approval. The issuance of the balance of the shares for the acquisition transaction requires the completion of the reverse split, which required reverse split is subject to shareholders authorization. The Company has not yet obtained such authorization, but intends to do so in the next 60 days.

BK, a business corporation incorporated under the laws of the Peoples Republic of China, is a provider of complete system solutions for industrial automation and control. This acquisition will be accounted for under the purchase method as a reverse acquisition.