Form 10QSB
period 2004-03-31
DRUCKER INC
filed 2004-05-27
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001042053
For Quarter Ended                                      Commission File Number
March 31, 2004                                         0-29670


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

                       49,976,250 as of March 31, 2004




                                          DRUCKER, INC.

                                        TABLE OF CONTENTS
                                                                                                                     PAGE

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements and Condensed Notes - Quarter Ended March 31, 2004                              F-1 - F-6

Item 2.           Management's Discussion and Analysis or Plan of Operation                                            3

Item 3.           Controls and Procedures                                                                              6

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                    7

Item 2.           Changes in Securities and Use of Proceeds                                                            7

Item 3.           Default Upon Senior Securities                                                                       7

Item 4.           Submission of Matters to a Vote of Security Holders                                                  7

Item 5.           Other Information                                                                                    7

Item 6.           Exhibits and Reports on Form 8-K                                                                     8

                  Signatures                                                                                           9

ITEM 1. FINANCIAL INFORMATION

The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.


                                      DRUCKER, INC.
                               CONSOLIDATED BALANCE SHEET

                                                            March 31,
Stated in U.S. dollars                                         2004
------------------------------------------------------------------------------
                                                           (Unaudited)
ASSETS

Current Assets
  Cash and cash equivalents                             $           1,132,356
  Prepaid expenses and other current assets                           138,496
  Prepaid expenses - related party                                     21,187
                                                         ---------------------
Total Current Assets                                                1,292,039

Investment - at equity                                              2,810,127
Fixed assets, net                                                      22,272
Due from related parties                                              113,003
Securities - available for sale                                     1,943,503

                                                         ---------------------
Total Assets                                            $           6,180,944
                                                         =====================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and other accrued liabilities        $              43,193


Commitments and Contingencies                                               -

Stockholders' Equity
  Common Stock : $0.001 Par Value
    Authorized : 50,000,000
    Issued and Outstanding : 49,976,250                                49,615
  Additional Paid In Capital                                        9,615,253
  Accumulated Other Comprehensive Income                            1,805,816
  Accumulated Deficit                                             (5,332,933)
                                                         ---------------------
Total Stockholders' Equity                                          6,137,751

                                                         ---------------------
Total Liabilities and Stockholders' Equity              $           6,180,944
                                                         =====================

See condensed notes to financial statements.


                                  DRUCKER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2004 and 2003
                                   (Unaudited)

Stated in U.S. dollars                                                       2004                    2003
-------------------------------------------------------------------------------------------------------------------
Expenses
  Accounting and audit                                             $                18,900  $                3,942
  Consulting                                                                       181,733                  14,176

  Depreciation                                                                       1,566                      80
  Foreign exchange (gain) loss                                                      19,333                 (2,458)
  Legal and professional                                                           147,205                   2,543
  Other operating expenses                                                          84,338                   3,548
                                                                     ---------------------- -----------------------
Total expenses                                                                     453,075                  21,831

Other income

  Gain on disposal of securities - available for sale                              436,100                       -

  Equity income                                                                     21,177                       -
  Interest income                                                                    3,393                   1,673
                                                                     ---------------------- -----------------------
Total other income                                                                 460,670                   1,673
                                                                     ---------------------- -----------------------

Net income (loss) for the period                                   $                 7,595$               (20,158)
                                                                     ====================== =======================


Basic and diluted loss per share                                   $                  0.00$                 (0.00)
                                                                     ====================== =======================

Weighted average shares outstanding - basic
and diluted                                                                     42,860,865              32,476,250
                                                                     ====================== =======================

See condensed notes to financial statements.



                                  DRUCKER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2004 and 2003
                                   (Unaudited)

Stated in U.S. dollars                                                             2004                  2003
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities

  Net income (loss)                                                       $               7,595 $             (20,158)
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities

    Depreciation                                                                          1,566                     80

    Equity income                                                                      (21,177)                      -

    Translation adjustment                                                                  634                (2,333)

    Gain on disposal of securities - available for sale                               (436,100)                      -
    Changes in assets and liabilities
      Prepaid expenses and other current assets                                       (133,768)                    533
      Prepaid expenses - related party                                                  (2,922)
      Accounts payable and accrued liabilities                                         (13,327)                  2,192

                                                                           --------------------- ----------------------
  Net cash used in operating activities                                               (597,499)               (19,686)
                                                                           --------------------- ----------------------

Cash flows from investing activities
  Due from related parties                                                              (1,351)                (1,356)

  Proceeds from disposal of securities - available for sale                             465,384                      -

  Additions to capital assets                                                           (9,109)                      -
                                                                           --------------------- ----------------------
  Net cash flows provided by (used in) investing activities                             454,924                (1,356)
                                                                           --------------------- ----------------------

Net decrease in cash and cash equivalents                                             (142,575)               (21,042)

Cash and cash equivalents - beginning of period                                       1,274,931                226,209
                                                                           --------------------- ----------------------

Cash and cash equivalents - end of period                                 $           1,132,356 $              205,167
                                                                           ===================== ======================

Supplemental Information:

Cash paid for :
                                                                            $                     $
    Interest                                                               -                     -

    Income taxes                                                           -                     -

See condensed notes to financial statements.

                                  DRUCKER, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                            (Stated in U.S. dollars)
                                   (Unaudited)
                                    ---------

Note 1 - Interim Reporting
--------------------------

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's December 31, 2003 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 2003 annual financial statements on Form 10-KSB, as amended.

These interim consolidated financial statements include the accounts of Drucker, Inc. and its wholly-owned subsidiary, Drucker Mining Inc. All inter-company transactions have been eliminated

Note 2 - Common Stock
---------------------

(a) Share Purchase Warrants

At March 31, 2004, 5,542,065 share purchase warrants are outstanding. Each warrant entitles the holder the right to purchase one additional unit of the Company at $0.40 per unit until the earlier of March 31, 2005 and the 90th day after the day on which the weighted average trading price of the Company's shares exceed $0.60 per share for 10 consecutive trading days. Each unit consists of one common share of the Company and one additional warrant. Each additional warrant entitles the holder thereof the right to purchase one additional common share of the Company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants.

(b) Share Purchase Options

At March 31, 2004, 2,950,000 share purchase options are outstanding. Each option entitles the holder thereof the right to acquire one common share of the Company at $0.40 per share, expiring on March 31, 2006.

Note 3 - Marketable securities
------------------------------

Marketable securities consist of 410,800 shares of Tanganyika Oil Company Ltd. with an estimated fair value of $1,943,503, amortized cost of $128,525, and gross unrealized gains of $1,814,978. The Company sold 93,600 shares during the quarter ended March 31, 2004 for gross proceeds of $465,384, gross realized gains of $436,100, and related amortized cost of $29,284. The method used to determine the cost of the securities sold is average cost.

Reconciliation of unrealized gains included in other comprehensive income for the three months ended March 31, 2004:

                                                        2004            2003

Beginning balance                                       $2,769,303      $ 54,315
Unrealized holding gains (loss) during the period         (440,434)      177,297
Reclassification - gains included in earnings             (513,892)            -
                                                        -----------     --------
Ending balance                                          $1,814,977      $231,612
                                                        ===========     ========

Note 4 - Commitment
-------------------

By an agreement dated June 15, 2003, the Company agreed to acquire from Beijing Beike Machinery Electronic Materials Hightech Corporation ("BK Machinery") all the shares it owned in Beijing Beike-Masic Automation Engineering Company Limited ("BK") being 25% of the issued and outstanding shares of BK, and from Speed One Investment Limited all the shares it owned in BK being 75% of the issued and outstanding shares of BK. The Company agreed to initially issue 17,500,000 common shares (pre-consolidation), in escrow, and a further 25,173,600 common shares (post-consolidated) after the shareholders have approved a consolidation of the Company's shares on a 3 old shares for 1 new share basis and audited financial statements of BK have been delivered. The Company agreed to pay a legal fee in common shares equal to 7% of the total shares required to be issued under the agreement. On July 14, 2003, the Company issued 17,500,000 restricted common shares into escrow. On February 7, 2004, the Company released these shares from escrow and delivered to BK Machinery pursuant to this Agreement in exchange for 25% shares of BK.

All of the 25% shares of BK have been delivered to the Company, and the Company has committed to deliver the balance of the shares upon completion of the reverse split, which is subject to regulatory and shareholder approval. The issuance of the balance of the shares for the acquisition transaction requires the completion of the reverse split, which required reverse split is subject to shareholders authorization.

The net investment represents the following at March 31, 2004:

Original cost of 25% of the outstanding share capital of BK     $2,788,950
Equity in undistributed income of investee company                  21,177
                                                                ----------
                                                                $2,810,127
                                                                ==========


Note 5 - Subsequent Event
-------------------------

The Company has obtained majority shareholder approval for the reverse stock split and filed the Preliminary Information Statement, or Form 14C, with the SEC on April 2, 2004. The Company will issue and deliver the balance of the shares for the transaction under the Agreement upon regulatory approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            The Company (referred in this report as Drucker, Inc. and/or its subsidiaries) has presented its quarterly consolidated financial statements, which should be read in conjunction with its consolidated financial statements and related notes in its 10KSB annual report for 2003, as amended.

            On June 15, 2003, the Company entered into an Acquisition Agreement to acquire 100% of the issued and outstanding shares of Beijing Beike-Masic Automation Engineering Company Limited ("BK"), from the two shareholders of BK:
BK Machinery (25%) and Speed One Investment Limited (75%). BK is a Chinese company, which specializes in industrial automation. The Company agreed to issue 93,020,800 shares of common stock of the Company for the acquisition, calculated on pre-consolidation basis. The Agreement provides for a one for three reverse split of all the outstanding shares of Drucker, which must be approved by shareholders before the issuance of the additional shares may be completed. Pursuant to the Agreement and upon tender of all the 25% BK shares by BK Machinery, the Company issued 17,500,000 restricted shares to BK Machinery on July 14, 2003, which were held under escrow. These shares were released from escrow and delivered to BK Machinery on February 7, 2004. Following the majority shareholders approval for the required reverse stock split, name change and increase of authorized capital, the Company filed a preliminary Information Statement or Form 14C on April 2, 2004. The Company will issue the balance of the shares on post-consolidation basis for the transaction upon approval by the SEC.

            The transaction involving the 25% shares of BK was completed February 7, 2004, but requires additional authorization of shares for the Company to issue the balance of the shares under the transaction.


RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2004 VERSUS MARCH 31, 2003

            The Company had no operations during the three-month period ended March 31, 2004. The Company's primary source of income was derived from the sale of 93,600 shares of marketable securities held by the Company of Tanganyika Oil Company Ltd. for a gain of $436,100.

            Selling, general and administrative expenses for the three months ended March 31, 2004, primarily represented accounting and audit fees incurred in connection with adhering to the Company's SEC reporting requirements, and consulting, legal and professional fees incurred in connection with the BK acquisition. In the same period in 2003, the Company's selling, general and administrative requirements primarily represented accounting and audit fees incurred in connection with adhering to the Company's SEC reporting requirements. No future commitments exist for the consulting and legal fees, however the Company may need to incur additional fees of this type as a result of finalizing the BK acquisition.

            The Company believes it has sufficient cash resources to satisfy its cash requirements for the next twelve months based on the Company's current business situation. This could change, however, if any other business venture were to be embarked upon, which could require the use of the Company's available cash at a much faster rate.

LIQUIDITY

            The Company may use all of its liquidity in the attempt to acquire or develop a business. The Company is unable to carry out any plan of business without adequate funding. The Company cannot predict to what extent its current liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity, which the Company may eventually acquire. There is no assurance that the Company can continue as a going concern without more and substantial funding in any business, for which funding there is no committed source. The Company's primary capital resources at March 31, 2004, are cash in bank of $1,132,356 and marketable securities of Tanganyika Oil Company, Ltd., which had a fair market value of $1,943,503. During the quarter ended March 31, 2004, the Company sold 93,600 shares of Tanganyika leaving a remaining balance of 410,800 shares at March 31, 2004. Management will continue to sell the remaining shares for working capital purpose, if necessary. The Company's own stock may be illiquid because it is restricted in an unproved company with a short history of income generation.

            Because the Company does not currently derive income from any business activity, the Company is dependent on its cash reserves for its short term needs. The Company had current assets of $1,292,039 at March 31, 2004 and had current liabilities of $43,193. These amounts are sufficient to the Company for continued operations for at least the next twelve months. This could change, however, if any other business venture were to be embarked upon, and the available cash could be depleted much more rapidly. On a long-term basis, we have no long-term debt.

            The Company also has an amount due from a related party of $112,621. The Company has demanded repayment of the balance due from the related party and is in the course of negotiation on the terms of repayment by installments.

            The Company has no plans for significant research and development or capital expenditures during the next twelve months, nor does it expect to hire any significant employees, subject to its completion of a merger opportunity.


MARKET RISK

            Except from holding the securities held for sale, the Company does not hold any derivatives or other investments that are subject to market risk. The carrying values of any financial instruments approximate fair value as of those dates because of the relatively short-term maturity of these instruments, which eliminates any potential market risk associated with such instruments.

            As of March 31, 2004, the Company held 410,800 shares of Tanganyika Oil Company Ltd. as securities held for sale. The Company has recorded $1,805,816 unrealized gains under other comprehensive income, which has been presented as a separate line item in the stockholders' equity section of the balance sheet


NEED FOR ADDITIONAL FINANCING

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

Cautionary and Forward Looking Statements

         In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Drucker, Inc. ("Drucker," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

         These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Drucker's actual results to be materially different from any future results expressed or implied by Drucker in those statements. Important facts that could prevent Drucker from achieving any stated goals include, but are not limited to, the following:

         Some of these risks might include, but are not limited to, the following:

                  (a)      volatility or decline of the Company's stock price;

                  (b)      potential fluctuation in quarterly results;

                  (c)      failure of the Company to earn revenues or profits;

                  (d) inadequate capital to continue or expand its busi-ness, inability to raise additional capital or financ -ing to implement its business plans;

                  (e) failure to commercialize its technology or to make sales;

                  (f)      rapid and significant changes in markets;

                  (g) litigation with or legal claims and allegations by outside parties;

                  (h)      insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2003 and any Current Reports on Form 8-K filed by the Company.

Financial Condition and Changes in Financial Condition

         The Company has made equity investments in the development of intellectual property assets as part of a business-restructuring plan. The purpose of these investments was to acquire patented solar electric glazing technology. The Company believes that its patented solar electric glazing technology has a number of market opportunities in the multi-billion dollar worldwide architectural glass markets.

         The Company intends to continue to make investments in the commercial development of these patents through the course of the next year. To finance these development efforts we are currently engaged in on going capital formation efforts to fund the Company's projected deficits for development costs in the current year.

         Through the successful commercial development of these patents the Company anticipates being able to take advantage of commercial opportunities to provide governments, developers, businesses and architects with a commercially viable method for converting large areas of architectural glass into electrical power producing systems. Upon the completion of our commercialization process the Company anticipates the majority of revenues to be derived from the licensing of our technology.

         Management believes the summary data presented herein is a fair presentation of the Company's results of operations for the periods presented. Due to the Company's change in primary business focus and new business opportunities these results may not necessarily be indicative of results to be expected for any future period. As such, future results of the Company may, in the future, differ significantly from previous periods.


ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

         Our Principal Executive and Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004 in accordance with Rule 13a-15 under the Exchange Act. Based on his evaluation, the he has concluded that the Company's disclosure controls and procedures enable us to:

            o record, process, summarize and report within the time periods specified in the Security and Exchange Commission's rules and forms, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act; and

            o accumulate and communicate to management, as appropriate to allow timely decisions regarding required disclosure, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
                                       6

(b) Changes in internal control over financing reporting

         There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS
-------     -----------------

            None

ITEM 2.     CHANGES IN SECURITIES
-------     ---------------------

          By an agreement dated June 15, 2003, the Company agreed to acquire from Beijing Beike Machinery Electronic Materials Hightech Corporation ("BK Machinery") all the shares it owned in Beijing Beike-Masic Automation Engineering Company Limited ("BK") being 25% of the issued and outstanding shares of BK, and from Speed One Investment Limited all the shares it owned in BK being 75% of the issued and outstanding shares of BK. The Company agreed to initially issue 17,500,000 common shares (pre-consolidation), in escrow, and a further 25,173,600 common shares (post-consolidated) after the shareholders have approved a consolidation of the Company's shares on a 3 old shares for 1 new share basis and audited financial statements of BK have been delivered. The Company agreed to pay a legal fee in common shares equal to 7% of the total shares required to be issued under the agreement. On July 14, 2003, the Company issued 17,500,000 common shares pursuant to this agreement upon tender by BK Machinery of all the shares it owned in BK being the 25% shares of BK. The delivery of shares from the escrow was made on February 17, 2004. The Company has committed to deliver the balance of the shares due upon completion of the reverse split. The issuance of the balance of the shares for the acquisition transaction requires the completion of the reverse split, which required reverse split is subject to shareholders authorization. The Company has not yet obtained such authorization, although written consent of a majority of the shareholders was given on February 17, 2004.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES
-------     ------------------------------

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

            None

ITEM 5.     OTHER INFORMATION
-------     -----------------

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

(a) The following are filed as Exhibits to this Quarterly Report.

The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

            Exhibits 31 and 32 (Sarbanes-Oxley Certifications)

(b) Reports on Form 8-K filed during the three months ended March 31, 2004 (incorporated by reference):

            8-K12G3  2/17/04
            8-K      3/26/04

                                  DRUCKER, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DRUCKER, INC.


                                               /s/ Ronald Xie
Date:  May 27, 2004                       ---------------------------------
                                               Ronald Xie, President