Form 10QSB/A
period 2004-03-31
DRUCKER INC
filed 2004-06-04
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10QSB
                                  AMENDMENT #1



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

                                          DRUCKER, INC.


                                               /s/ Ronald Xie
Date:  June 4, 2004                       ---------------------------------
                                               Ronald Xie, President