Form 10QSB/A
period 2003-09-30
DRUCKER INC
filed 2004-06-10
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                                  FORM 10QSB/A

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



916 Cathedral Place, 925 W. Georgia Street, Vancouver, BC, Canada V6C 3L2
-------------------------------------------------------------------------
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
                                              (Unaudited)


                                                                                                    (Audited)
                                                                              September 30,       December 31,
                                                     ASSETS                       2003                2002
                                                     ------                       ----                ----

Current
   Cash and cash equivalents                                                $        233,128    $        226,209
   Accounts receivable                                                                 2,412               1,346
   Prepaid expenses                                                                   15,806               3,545
                                                                            -----------------   -----------------
                                                                                     251,346             231,100
Equity securities                                                                  2,319,679             367,180
Due from a related party                                                             109,078             105,498
Capital assets                                                                        15,068                 322
                                                                            -----------------   -----------------
                                                                            $      2,695,171    $        704,100
                                                                            =================   =================
                                                   LIABILITIES
Current
   Accounts payable and other accrued liabilities                           $         31,997    $         14,213
                                                                            -----------------   -----------------
                                               STOCKHOLDERS' EQUITY
Stockholders' equity - Note 7
  Common stock:  $0.001 par value,
   Authorized:  50,000,000
   Issued and outstanding:  32,476,250 (2002:  32,476,250)                            32,115              32,115
  Additional paid-in capital                                                       6,843,803           6,843,803
  Accumulated other comprehensive income                                           2,032,892              54,485
  Accumulated deficit                                                          (   6,245,636)      (   6,240,516)
                                                                            -----------------   -----------------
                                                                                   2,663,174             689,887
                                                                            -----------------   -----------------
                                                                            $      2,695,171    $        704,100
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
                                           (Unaudited)


                                                         Three months ended                 Nine months ended
                                                           September 30,                      September 30,
                                                       2003             2002              2003              2002
                                                       ----             ----              ----              ----
Revenue
   Gain on disposal of available for sale
   securities                                    $        225,180 $              -  $        225,180  $              -
   Interest income                                            493            2,084             3,813             5,797
                                                 ---------------- ----------------  ----------------  ----------------
                                                          225,673            2,084           228,993             5,797
                                                 ---------------- ----------------  ----------------  ----------------
General and Administrative
Expenses
   Accounting and audit                                     8,879            2,914            17,453            13,617
   Amortization                                               877              307             1,193               920
   Consulting fees                                         94,776           30,264           141,051            89,569
   Foreign exchange (gain) loss                      (      1,152)             409      (      6,724)              598
   Interest and bank charges                                   66               37               278               419
   Investor relations                                       1,741              524             5,038             2,620
   Legal and professional                                  40,431            1,522            55,872             7,856
   Office and operating costs                              13,608            1,986            18,602            12,907
   Transfer agent fees                                        525                -             1,350               500
                                                 ---------------- ----------------  ----------------  ----------------
                                                          159,751           37,963           234,113           129,006
                                                 ---------------- ----------------  ----------------  ----------------
Net income (loss) from continuing
 operations                                                65,922     (     35,879)     (      5,120)     (    123,209)
                                                 ---------------- ----------------  ----------------  ----------------
Loss from operations of discontinued
 subsidiary - Schedule A                                        -                -                 -      (     65,554)

Loss from disposal of subsidiary                                -                -                 -      (     54,497)
                                                 ---------------- ----------------  ----------------  ----------------
Loss from discontinued operations                               -                -                 -      (    120,051)
                                                 ---------------- ----------------  ----------------  ----------------

Net income (loss) for the period                 $         65,922 $   (     35,879) $   (      5,120) $   (    243,260)
                                                 ================ ================  ================  ================
Basic and diluted loss per share
 - continuing  and discontinuing
 operations                                      $          0.00  $   (      0.00)  $   (      0.00)  $   (      0.01)
                                                 ================ ================  ================  ================
Basic and diluted loss per share
 - continuing operations                         $          0.00  $   (      0.00)  $   (      0.00)  $   (      0.00)
                                                 ================ ================  ================  ================
Weighted average shares outstanding
 - basic and diluted                                   32,476,250       32,476,250        32,476,250        32,476,250
                                                 ================ ================  ================  ================

                                     SEE ACCOMPANYING NOTES


                                          DRUCKER, INC.
                          INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
                      for the nine months ended September 30, 2003 and 2002
                                    (Stated in U.S. dollars)
                                           (Unaudited)
                                            ---------

                                                                                Nine months ended September 30,
                                                                                   2003                 2002
                                                                                   ----                 ----
Cash flow from Operating Activities:
   Net loss from continuing operations                                     $   (        5,120)  $   (      123,209)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities
     Amortization                                                                       1,193                  920
     Translation adjustment                                                    (        6,942)                   -
     Gain on disposal of available for sale securities                         (      225,180)                   -
   Changes in assets and liabilities
     Accounts receivable                                                       (        1,066)      (          657)
     Prepaid expenses                                                          (       12,261)      (        5,605)
     Due from a related company                                                (        3,580)      (        4,399)
     Accounts payable and accrued liabilities                                          17,783       (        1,214)
                                                                            ------------------   ------------------
Net cash provided by operating activities                                      (      235,173)      (      134,164)
                                                                            ------------------   ------------------
Cash Flows from Investing Activities
   Advances from discontinued operations of disposed subsidiary                             -              241,332
   Proceeds from disposal of available for sale securities                            258,030                    -
   Investments                                                                              -                    -

   Additions to capital assets                                                 (       15,938)                   -
   Proceeds from sale of subsidiary                                                         -              250,000
                                                                            ------------------   ------------------
Net cash flow used in investing activities                                            242,092              491,332

Cash Flows from Financing Activities
   Cash overdraft                                                                           -              (98,227)
                                                                            ------------------   ------------------
Net increase in cash from continuing operations                                         6,934              258,941
Increase in cash from discontinued operations                                               -                  166
                                                                            ------------------   ------------------
Net increase in cash and cash equivalents                                               6,919              259,107
Cash and cash equivalents, beginning of period                                        226,209                    -
                                                                            ------------------   ------------------
Cash and cash equivalents, end of period                                    $         233,128    $         259,107
                                                                            ==================   ==================
Supplemental disclosure of cash flow information
     Cash paid for income taxes                                             $               -    $               -
                                                                            ==================   ==================
     Cash paid for interest                                                 $              30    $               -
Non-cash investing activities
     Securities received in the sale of subsidiary                          $               -    $         312,865


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

                                                                                                             Accumulated
                                                                        Stock     Additional                  Other
                                                         Common       Amount at    Paid-in    Accumulated Comprehensive
                                                         Shares       Par Value    Capital      Deficit       Income        Total
                                                         ------       ---------    -------      -------       ------        -----

Balance, December 31, 2000                                32,476,250 $32,115  $6,843,803  $ ( 3,125,428)  $        -  $  3,750,490

Net loss for the year ended
 December 31, 2001                                                 -       -           -   (  2,842,850)           -    (2,842,850)
                                                          ---------- -------  ----------  --------------  ----------  ------------
Balance, December 31, 2001                                32,476,250  32,115   6,843,803    ( 5,968,278)           -       907,640

Components of comprehensive loss:
   Translation adjustments                                         -       -           -              -          170           170
   Unrealized gain on available for sale securities                -       -           -              -       54,315        54,315
   Net loss for the year ended, December 31, 2002                  -       -           -    (   272,238)           -       272,238)
                                                                                                                      -------------
Total comprehensive loss                                           -       -           -                                 ( 217,753)
                                                                                                                      -------------
                                                          ---------- -------  ----------  --------------  ----------  ------------
Balance, December 31, 2002                                32,476,250  32,115   6,843,803    ( 6,240,516)      54,485       689,887

Components of comprehensive income:
   Translation adjustments                                         -       -           -              -       (6,942)       (6,942)
   Unrealized  gain on  available  for sale  securities,
    net of reclassification adjustment [1]                         -       -           -              -    1,985,349     1,985,349
   Net loss for the nine months ended September 30, 2003
                                                                   -       -           -    (     5,120)           -        (5,120)
Total comprehensive income                                                                                               1,973,287
                                                          ---------- -------  ----------  --------------  ----------  ------------
Balance, September 30, 2003                               32,476,250 $32,115  $6,843,803  $ ( 6,245,636)  $2,032,892  $  2,663,174
                                                          ========== =======  ==========  ==============  ==========  ============


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


[1] Disclosure of reclassification amount:

Unrealized holding gains arising during the nine months ended September 30, 2003                 $2,103,572
Less: reclassification adjustment for gains included in net income                                 (118,223)
                                                                                                 -----------
Net unrealized gains on securities for the nine months ended September 30, 2003                  $ 1,985,349
                                                                                                 ===========



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
                                             ----------------------


                                                       Three months ended                     Nine months ended
                                                         September 30,                          September 30,
                                                    2003                2002               2003               2002
                                                    ----                ----               ----               ----
Revenue
   Oil and natural gas                        $              -    $              -   $              -   $         81,796
   Royalties                                                 -                   -                  -      (      40,080)
                                              ----------------    ----------------      -------------   -----------------
                                                             -                   -                  -             41,716
Interest income                                              -                   -                  -                113
                                              ----------------    ----------------      -------------   -----------------
                                                             -                   -                  -             41,829
                                              ----------------    ----------------      -------------   -----------------
Expenses
   Administration                                            -                   -                  -             14,827
   Depletion                                                 -                   -                  -             15,637
   Handling and trucking                                     -                   -                  -             25,713
                                              ----------------    ----------------      -------------   -----------------
                                                             -                   -                  -             56,177
                                              ----------------    ----------------      -------------   -----------------
Other item:
   Write-off of oil and gas projects                         -                   -                  -             51,206
                                              ----------------    ----------------      -------------   -----------------
Net loss from discontinued operations         $              -    $              -      $           -   $  (      65,554)
                                              ================    ================      =============   =================


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

                                                                         September 30, 2003
                                                   ---------------------------------------------------------------
                                                       Canada          Egypt          Algeria          Total
             Identifiable Assets
              Current                              $     251,346   $           -  $               $     251,346
                                                                                  -
              Capital assets, net                         15,068               -              -          15,068
              Equity securities                        2,319,679               -              -       2,319,679
              Due from a related party                   109,078               -              -         109,078
                                                   -------------   -------------  -------------   -------------
                                                   $   2,695,171   $           -  $           -   $   2,695,171
                                                   =============   =============  =============   =============

                                                                         December 31, 2002
                                                   ---------------------------------------------------------------
                                                       Canada          Egypt          Algeria          Total
             Identifiable Assets
              Current                              $     231,100   $           -  $               $     231,100
                                                                                  -
              Capital assets, net                            322               -              -             322
              Equity securities                          367,180               -              -         367,180
              Due from related party                     105,498               -                        105,498
                                                   -------------   -------------  -------------   -------------
                                                   $     704,100   $           -  $           -   $     704,100
                                                   =============   =============  =============   =============

                                                      Three months ended                 Nine months ended
                                                        September 30,                      September 30,
                                               ---------------------------------  --------------------------------
                                               ---------------------------------
                                                     2003            2002              2003            2002
                                                     ----            ----              ----            ----
             Gross Revenue Oil and Gas
              Canada                           $            -   $            -    $            -  $            -
              Egypt                                         -                -                 -          81,796
              Algeria                                       -                -                 -               -
                                                   -------------   -------------  -------------   -------------
                                               $            -   $            -    $            -  $       81,796
                                                   =============   =============  =============   =============
             Net (loss) income
              Canada                           $       65,922   $  (    35,879)   $ (      5,120) $ (    123,209)
              Egypt                                                          -                 -    (    120,051)
              Algeria                                                        -                                 -
                                                                                  -
                                                   -------------   -------------  -------------   -------------
                                               $       65,922   $  (    35,879)   $ (      5,120) $ (    243,260)
                                                   =============   =============  =============   =============

Drucker, Inc.
Notes to the Interim Consolidated Financial Statements
September 30, 2003
(Stated in U.S. dollars)
(Unaudited) - Page 4
 ---------


Note 6        Statements of Cash Flows
              ------------------------

              Cash flows from discontinued operations are as follows:

                                                                                            Nine months ended
                                                                                              September 30,
                                                                                          2003             2002
                                                                                          ----             ----
             Operating Activities
               Net loss for the period                                               $            -  $ (    120,051)

               Item not involving cash:
                  Write-off of oil and gas property                                               -               -
                  Net loss on disposal of subsidiary                                              -          54,497
               Changes in non-cash working capital balances consist of:
                  Accounts receivable                                                             -          12,031
                  Accounts payable and accrued expenses                                           -          98,826
                                                                                     --------------  ---------------
                                                                                                             45,303
                                                                                     --------------  ---------------
             Financing Activity
                Advances to parent company                                                        -    (    241,332)
                                                                                     --------------  ---------------
             Investing Activities
               Advance on oil and gas project                                                     -               -
               Oil and gas project costs                                                          -    (     50,606)
                                                                                     --------------  ---------------
                                                                                                  -    (     50,606)
                                                                                     --------------  ---------------
             Decrease in cash prior to disposal                                                        (    246,635)

             Cash balance of subsidiaries on disposal                                             -         246,801
                                                                                     --------------  ---------------
             Increase in cash from discontinued operations during the period         $            -  $          166
                                                                                     ==============  ===============

Drucker, Inc.
Notes to the Interim Consolidated Financial Statements
September 30, 2003
(Stated in U.S. dollars)
(Unaudited) - Page 5
 ---------

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

Note 8        Marketable securities
              ---------------------

              Marketable securities consist of 895,000 shares of Tanganyika Oil Company Ltd. with an estimated fair value of $2,319,679, amortized cost of $280,015, and gross unrealized gains of $2,039,664. The Company sold 105,000 shares for gross proceeds of $258,030, gross realized gains of $225,179, and related amortized cost of $32,851. The method used to determine the cost of the securities sold is average cost.

              Reconciliation of unrealized gains included in other comprehensive income for the nine months ended September 30, 2003:


                                                         2003                    2002
                                                  --------------------     ------------------

Beginning balance                                         $    54,315              $       -
Unrealized holding gains during period                      2,103,572                 54,315
Reclassification - gains included in earnings               (118,223)                      -
                                                  --------------------     ------------------
Ending balance                                            $ 2,039,664              $  54,315
                                                  ====================     ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN FINANCIAL CONDITION

     In July 2003, the Company entered into an Acquisition Agreement with the shareholders of Beijing Beike-Masic Automation Engineering Company Limited ("BK") of Bejing, to acquire all ownership in shares in exchange for the shares of the Company. The transaction is subject to receipt of audits, shareholders' approval on a three for one reverse stock-split, The transaction has NOT yet closed.

     The Company also began liquidating its share ownership in Tanganyika Oil with the result that $225,180 in stock sale proceeds had been achieved through disposal of 105,000 shares of Tanganyika Oil Company Ltd. by September 30, 2003. The Company will continue to dispose the remaining securities held for sale, i.e. 895,000 shares of Tanganyika Oil Company Ltd. for working capital purpose as required. Due to the rise in the market price of the shares, the Company has recorded an unrealized gain of $2,039,664 under stockholders' equity.

     Trends: The lack of operating revenues may cause continuing losses on operations. While the Company is selling its investment securities for operating capital, there is no assurance that such capital will sustain the Company until it achieves operations through the proposed acquisition of BK, or otherwise.

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

     The Company had no operating revenues in the nine month period in 2003 or 2002 on continuing operations. The Company had a gain on disposal of 105,000 shares of available for sale securities (Tananyika Oil Company Ltd.) of $225,180 in the period in 2003 compared to no such gain in 2002.

     The Company incurred operating expenses of $234,113 in the period in 2003 compared to $129,006 in 2002 in the period. The increase of $105,107 was primarily a result of fees incurred to pursue the acquisition of BK such as consulting fees, legal and professional and accounting/audit fees


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME PERIOD IN 2002

     The Company had no revenues from operations in the quarter in 2003 or 2002. The Company sold 105,000 shares of securities held for sale and received net proceeds of $225,180 in the quarter in 2003.

     The Company had total expenses in the quarter of $159,751 in 2003 compared to $37,963 in 2002. The increase of $121,788 was primarily a result of fees incurred to pursue the acquisition of BK such as, consulting fees legal and professional fees, and accounting/audit fees. No future commitments exist for these fees, however, the Company may need to incur additional fees of this type as a result of finalizing the BK acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital of $219,349 and equity securities available for sale of $2,319,679 as of September 30, 2003. Total shares held of Tanganika at September 30, 2003 was 895,000. The Company will continue to dispose the remaining securities held for sale, i.e. 895,000 shares of Tanganyika Oil Company Ltd. for working capital purpose as required.

The Company also has an amount due from a related party of $109,078 which is repayable on December 31, 2003. The Company has already demanded for repayment of balance due from the related party and is in the course of negotiation on the terms of repayment by installments. These amounts are deemed sufficient by us for continued operations at the current level to the end of fiscal year 2004.


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

                                               DRUCKER, INC.



                                               /s/ Ronald Xie
Date:  June 2, 2004                            ---------------------------------
                                               Ronald Xie, President