Form 10QSB
period 2004-06-30
DRUCKER INC
filed 2004-08-26
CIK 1042053

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB



                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001042053

For Quarter Ended                                      Commission File Number
June 30, 2004                                          0-29670


                                  DRUCKER, INC.

                                ________________

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

                        Yes [ X  ]       No[   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

49,976,250 Shares of Common Stock $.001 par value per share outstanding as of June 30, 2004

                                  DRUCKER, INC.

                                TABLE OF CONTENTS

                                                                           PAGE

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of June 30, 2004.....................1

           Consolidated Statements of Operations
           for the three months ended June 30, 2004 and 2003
           and the six month ended June 30, 2004 and 2003......................2

           Consolidated Statements of Cash Flows
           for the six months ended June 30, 2004 and 2003.....................3

           Condensed Notes to the Consolidated Financial Statements............4


Item 2.    Management's Discussion And Analysis Or Plan Of Operation...........5

Item 3.    Controls and Procedures.............................................8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...................................................9

Item 2.    Changes In Securities...............................................9

Item 3.    Default Upon Senior Securities......................................9

Item 4.    Submission Of Matters To A Vote Of Security Holders.................9

Item 5.    Other Information...................................................9

Item 6.    Exhibits And Reports On Form 8-K....................................9

Signatures....................................................................11

PART I.  FINANCIAL INFORMATION


The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

ITEM 1.  FINANCIAL STATEMENTS


                                  DRUCKER, INC.
                           CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2004 (UNAUDITED)



STATED IN U.S. DOLLARS
--------------------------------------------------------------------------------
ASSETS
Current Assets
 Cash and cash equivalents                                     $     875,458
 Prepaid expenses and other current assets                            55,529
 Prepaid expenses - related party                                     33,221
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                 964,208

Investment - at equity                                             2,821,967
Fixed Assets, Net                                                     24,095
Due from related parties                                             114,365
Securities - available for sale                                    1,166,145

--------------------------------------------------------------------------------
TOTAL ASSETS                                                   $   5,090,780
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable and other accrued liabilities                $      35,806

Commitments and Contingencies                                              -

Stockholders' Equity
 Common Stock : $0.001 Par Value
  Authorized : 50,000,000
  Issued and Outstanding : 49,976,250                                 49,615
 Additional Paid In Capital                                        9,615,253
 Accumulated Other Comprehensive Income                            1,092,271
 Accumulated Deficit                                              (5,702,165)
--------------------------------------------------------------------------------
Total Stockholders' Equity                                         5,054,974

--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                     $   5,090,780
================================================================================


            See condensed notes to consolidated financial statements.

                                  DRUCKER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                              June 30,          June 30,               June 30,         June 30,
Stated in U.S. Dollars                          2004              2003                   2004             2003
-------------------------------------------------------------------------------- -----------------------------------


Expenses
 Accounting and audit                       $    26,784      $      4,632            $    45,684        $     8,574
 Consulting                                     486,405            32,099                668,138             46,275
 Depreciation                                     1,654               236                  3,220                316
 Foreign exchange (gain) loss                    31,747           (3,114)                 51,080             (5,572)
 Legal and professional                         553,925            12,898                701,130             15,441
 Other operating expenses                       185,323            5,780                 269,661              9,328
-------------------------------------------------------------------------------------------------------------------
 Total expenses                               1,285,838            52,531              1,738,913             74,362

Other income

 Gain on disposal of securities -               903,226                 -              1,339,326                  -
available for sale
 Equity income                                   11,840                 -                 33,017                  -
 Interest income                                  1,540             1,647                  4,933              3,320
-----------------------------------
Total other income                              916,606             1,647              1,377,276              3,320
-----------------------------------

Net loss for the period                     $  (369,232)     $    (50,884)           $  (361,637)       $   (71,042)
===================================================================================================================

Basic and diluted loss per share            $     (0.01)     $      (0.00)           $     (0.01)       $     (0.00)
===================================================================================================================

Weighted average shares outstanding -        49,976,250        32,476,250             46,418,558         32,476,250
basic and diluted
===================================================================================================================



            See condensed notes to consolidated financial statements.

                                  DRUCKER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


Stated in U.S. dollars                                                         2004              2003
--------------------------------------------------------------------------------------------------------

Cash flows from operating activities
 Net loss                                                                 $  (361,637)        $  (71,042)
 Adjustments to reconcile net loss to net cash
    used in operating activities
    Depreciation                                                                3,220                316
    Equity income                                                             (33,017)                 -
    Translation adjustment                                                      3,376             (5,607)
    Gain on disposal of securities - available for sale                    (1,339,326)                 -
    Changes in assets and liabilities
      Prepaid expenses and other current assets                               (50,801)           (10,116)
      Prepaid expenses - related party                                        (14,956)                 -
      Accounts payable and accrued liabilities                                (20,714)            16,823
--------------------------------------------------------------------------------------------------------
  Net cash flows used in operating activities                              (1,813,855)           (69,626)
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Due from a related company                                                   (2,713)            (2,742)
  Proceeds from disposal of securities - available for sale                (1,429,681                  -
  Additions to capital assets                                                 (12,586)            (9,290)
--------------------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) investing activities                (1,414,382            (12,032)
--------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                    (399,473)           (81,658)

Cash and cash equivalents - beginning of period                             1,274,931            226,209

--------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                 $   875,458         $  144,551
========================================================================================================


Supplemental Information :

Cash paid for :
    Interest                                                              $        67         $        -
    Income taxes                                                                    -                  -


            See condensed notes to consolidated financial statements.

                                  DRUCKER, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                            (Stated in U.S. dollars)
                                   (Unaudited)


Note 1 - Interim Reporting
--------------------------

While the information presented in the accompanying interim three and six months financial statements is unaudited, it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's December 31, 2003 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 2003 annual financial statements on Form 10-KSB, as amended.

These interim consolidated financial statements include the accounts of Drucker, Inc. and its wholly-owned subsidiary, Drucker Mining Inc. All inter-company transactions have been eliminated.

Note 2 - Common Stock
---------------------

(a) Common Stock

The Company has obtained majority stockholder approval for the reverse stock split on a one for three basis and filed the Preliminary Information Statement, or Form 14C, with the SEC on April 2, 2004. The Company will issue and deliver the balance of the shares for the reverse acquisition of Beijing Beike-Masic Automation Engineering Company Limited ("BK") upon regulatory approval of the reverse stock split. See Note 5 for details.

(b) Share Purchase Warrants

At June 30, 2004, 5,542,065 share purchase warrants are outstanding. Each warrant entitles the holder the right to purchase one additional unit of the Company at $0.40 per unit until the earlier of March 31, 2005 and the 90th day after the day on which the weighted average trading price of the Company's shares exceed $0.60 per share for 10 consecutive trading days. Each unit consists of one common share of the Company and one additional warrant. Each additional warrant entitles the holder thereof the right to purchase one additional common share of the Company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants.

(c) Share Purchase Options

At June 30, 2004, 2,950,000 share purchase options are outstanding. Each option entitles the holder thereof the right to acquire one common share of the Company at $0.40 per share, expiring on March 31, 2006.

Note 3 - Marketable securities
------------------------------

Marketable securities consist of 215,600 shares of Tanganyika Oil Company Ltd. with an estimated fair value of $1,166,145, amortized cost of $67,454, and gross unrealized gains of $1,098,691.

The Company sold 195,200 shares during the quarter ended June 30, 2004 for gross proceeds of $964,297, gross realized gains of $903,226, and related amortized cost of $61,071. The method used to determine the cost of the securities sold is average cost.

The Company sold 288,800 shares during the six months ended June 30, 2004 for gross proceeds of $1,429,681, gross realized gains of $1,339,326, and related amortized cost of $90,355. The method used to determine the cost of the securities sold is average cost.

Reconciliation of unrealized gains included in other comprehensive income for the six months ended June 30, 2004:


------------------------------------------------------------------------------------------
                                                                   2004            2003
------------------------------------------------------------------------------------------

Beginning balance                                            $  2,769,303     $     54,315
------------------------------------------------------------------------------------------
Unrealized holding gains (loss) during the period              (1,070,477)       1,071,616
------------------------------------------------------------------------------------------
Reclassification - gains included in earnings                    (600,135)               -
------------------------------------------------------------------------------------------
Ending balance                                               $  1,098,691     $  1,125,931
------------------------------------------------------------------------------------------



Note 5 - Commitment
-------------------

By an agreement dated June 15, 2003, the Company agreed to acquire from Beijing Beike Machinery Electronic Materials Hightech Corporation ("BK Machinery") all the shares it owned in BK, being 25% of the issued and outstanding shares of BK, and from Speed One Investment Limited all the shares it owned in BK, being 75% of the issued and outstanding shares of BK. The Company agreed to initially issue 17,500,000 common shares (on a pre-consolidation basis), in escrow, subject to the delivery of audited financial statements of BK, and to further issue 25,173,600 common shares (on a post-consolidation basis), subject to stockholder and regulatory approval of a consolidation of the Company's shares on a one for three basis. In connection with legal services provided with respect to the above transactions, the Company has agreed that upon stockholder approval of the one for three reverse split, it will pay Ronald Xie his legal fee for services rendered in debentures convertible to the number of shares of common stock equal to 7% of the total number of shares of common stock required to be issued under the agreement for legal services rendered to the Company in connection with such transactions. On July 14, 2003, the Company issued 17,500,000 restricted common shares into escrow. On February 7, 2004, the Company released these shares from escrow and delivered such shares to BK Machinery pursuant to the agreement in exchange for 25% of the shares of BK.

25% of the shares of BK have been delivered to the Company, and the Company has committed to deliver the balance of the shares upon completion of the reverse split, which is subject to regulatory and stockholder approval. The issuance of the balance of the shares for the acquisition transaction requires the completion of the reverse split, which required reverse split is subject to stockholders authorization.

The net investment represents the following at June 30, 2004:

-----------------------------------------------------------------------------
Original cost of 25% of the outstanding share capital of BK        $2,788,950
-----------------------------------------------------------------------------
Equity in undistributed income of investee company                     33,017
-----------------------------------------------------------------------------
                                                                   $2,821,967
-----------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. Important facts that could prevent the Company from achieving any stated goals include, without limitation to, the following:

Some of these risks might include, but are not limited to, the following:

              (a)      volatility or decline of the Company's stock price;

              (b)      potential fluctuation in quarterly results;

              (c)      failure of the Company to earn revenues or profits;

              (d) inadequate capital to continue or expand its business, inability to raise additional capital or financing, to implement its business plans;

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

Financial Condition and Changes in Financial Condition

         Management believes the summary data presented herein is a fair presentation of the Company's results of operations for the periods presented. Due to the Company's change in primary business focus and new business opportunities these results may not necessarily be indicative of the results to be expected for any future period. As such, future results of the Company may, in the future, differ significantly from previous periods.

PLAN OF OPERATIONS

         Drucker, Inc. and its subsidiaries (collectively, the "Company") has presented its quarterly consolidated financial statements, which should be read in conjunction with its consolidated financial statements and related notes in its 10KSB annual report for 2003, as amended.

         By an agreement dated June 15, 2003, the Company agreed to acquire from Beijing Beike Machinery Electronic Materials Hightech Corporation ("BK Machinery") all the shares it owned in Beijing Beike Masic Automation Engineering Company Limited ("BK") being 25% of the issued and outstanding shares of BK, and from Speed One Investment Limited all the shares it owned in BK being, 75% of the issued and outstanding shares of BK. The Company agreed to initially issue 17,500,000 common shares (on a pre-consolidation basis), in escrow, pending the delivery of audits of BK, and a further 25,173,600 common shares (on a post-consolidation basis) after the stockholders have approved a consolidation of the Company's shares on a one for three basis. The Company agreed to pay a legal fee in common shares equal to 7% of the total shares required to be issued under the agreement. On July 14, 2003, the Company issued 17,500,000 restricted common shares into escrow. Upon delivery of the audits of BK and the 25% shares of BK owned by BK Machinery, on February 7, 2004, the

Company released the 17,500,000 shares from escrow and delivered such shares to BK Machinery pursuant to the agreement.

         25% of the shares of BK have been delivered to the Company, and the Company has committed to deliver the balance of the shares upon completion of the reverse split, which is subject to regulatory and stockholder approval. The issuance of the balance of the shares for the acquisition transaction requires the completion of the reverse split, which required reverse split is subject to stockholders authorization.

THREE-MONTH PERIOD ENDED JUNE 30, 2004 VERSUS JUNE 30, 2003

         The Company had no operations other than those for the acquisition of BK during the three-month period ended June 30, 2004. The Company's primary source of income was derived from the sale of 195,200 shares of marketable securities held by the Company in Tanganyika Oil Company Ltd. ("Tanganyika Oil") for a gain of $903,226.

         Selling, general and administrative expenses for the three months ended June 30, 2004, primarily represented accounting and audit fees incurred in connection with adhering to the Company's SEC reporting requirements, consulting, legal and professional fees incurred in connection with the BK acquisition, preparation of business and marketing, operational, financing and investment planning pending completion of the acquisition, strategic review and studies of the domestic and international markets, competition, and maintenance and extension of favourable government incentives and preferential tax treatment. In the same period in 2003, the Company's selling, general and administrative requirements primarily represented accounting and audit fees incurred in connection with adhering to the Company's SEC reporting requirements. No future commitments exist for the consulting and legal fees, however the Company may need to incur additional fees of this type as a result of finalizing the BK acquisition.

         The Company believes it has sufficient cash resources to satisfy its cash requirements for the next twelve months based on the Company's current business situation. This could change, however, if any other business venture were to be embarked upon, which could require the use of the Company's available cash at a much faster rate.

SIX-MONTH PERIOD ENDED JUNE 30, 2004 VERSUS JUNE 30, 2003

         During the six-month period ended June 30, 2004 the Company had no operations other than those for the acquisition of BK. The Company's primary source of income was derived from the sale of 288,800 shares of marketable securities held by the Company in Tanganyika Oil for a gain of $1,339,326.

         For the six months ended June 30, 2004, selling, general and administrative expenses primarily represented accounting and audit fees incurred in connection with adhering to the Company's SEC reporting requirements, consulting, legal and professional fees incurred in connection with the BK acquisition, preparation of business and marketing, operational, financing and investment planning pending completion of the acquisition, strategic review and studies of the domestic and international markets, competition and maintenance and extension of favorable government incentives and preferential tax treatment. In the same period in 2003, the Company's selling, general and administrative requirements primarily represented accounting and audit fees incurred in connection with adhering to the Company's SEC reporting requirements. No future commitments exist for the consulting and legal fees, however the Company may need to incur additional fees of this type as a result of finalizing the BK acquisition.

LIQUIDITY

         The Company may use all of its liquidity in an attempt to acquire or develop a business. The Company is unable to carry out any plan of business without adequate funding. The Company cannot predict to what extent its current liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity, which the Company may eventually acquire. There is no assurance that the Company can continue as a going concern without more and substantial funding in any business, for which funding there is no committed source. The Company's primary capital resources at June 30, 2004, are cash in bank of $875,458 and marketable securities in Tanganyika Oil, which had a fair market value of $1,166,145. During the quarter ended June 30, 2004, the Company sold 195,200 shares of Tanganyika Oil leaving a remaining balance of 215,600 shares at June 30, 2004. Management will continue to sell the remaining shares for working capital purpose, if necessary. The Company's own stock may be illiquid because it is restricted and in an unproven company with a short history of income generation.

         Because the Company does not currently derive income from any business activity, the Company is dependent on its cash reserves for its short term needs. The Company had current assets of $964,208 at June 30, 2004 and had current liabilities of $35,806. These amounts are sufficient to the Company for continued operations for at least the next twelve months. This could change, however, if any other business venture were to be embarked upon, and the available cash could be depleted much more rapidly. On a long-term basis, the Company has no long-term debt.

         The Company also has an amount due from Richco Investors Inc., a major stockholder, for $114,365, representing the principal and interest of an unsecured loan made by the Company on December 20, 2001. which bears an interest of 1% above the prime rate. The loan became due as of Dec 31, 2003. The Company has demanded repayment of the said loan and is in the course of negotiation on the terms of repayment by installments.

         The Company has no plans or commitment for significant research and development or capital expenditures during the next twelve months. The Company does not have any employees nor does it expect to hire any significant employees in the near future, subject to its completion of the acquisition transaction.

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

         As of June 30, 2004, the Company held 215,600 shares of Tanganyika Oil as securities held for sale. The Company has recorded $1,098,691 unrealized gains under other comprehensive income, which is included as a separate line item in the stockholders' equity section of the balance sheet.

NEED FOR ADDITIONAL FINANCING

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover expenses as they may be incurred.

         In the event the Company's cash assets and other assets prove to be inadequate to meet the Company's operational needs, the Company may seek alternative measures to satisfy such needs, including, but not limited to, compensating providers of services by issuances of stock in lieu of cash.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

         The Company's Principal Executive Officer and Principal Financial Officer has evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2004 in accordance with Rule 13a-15 under the Exchange Act. Based on his evaluation, he has concluded that the Company's disclosure controls and procedures enable us to:

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

(b) Changes in internal control over financing reporting

         There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES

                  None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Holders of a total of 27,237,501 shares or approximately 54.5% of the total issued and outstanding stock of the Company have consented to the following resolutions by written consent in lieu of a Stockholders' Meeting pursuant to the General Corporation Law of the State of Delaware as described in the the Preliminary Information Statement, or Form 14C, filed with the SEC on April 2, 2004.

               Proposal #1: To authorize the officers and directors of the Company to amend the Company's Certificate of Incorporation to increase the number of Common Shares authorized from 50,000,000 to 500,000,000.

               Proposal #2: To authorize the officers and directors of the Company to amend the Certificate of Incorporation to change the name to BK Automation Inc.

               Proposal #3: To authorize a reverse split on a one for three basis of existing outstanding common shares, warrants and options.

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following are filed as Exhibits to this Quarterly Report.

The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

         Exhibit No.     Description of Exhibit
         -----------     ----------------------

         31 Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer and Chief Financial Officer)

         32              Section 1350 Certification


(b) Reports on Form 8-K filed during the three months ended June 30, 2004 (incorporated by reference):

         A Form 8-K was filed on April 1, 2004 pertaining to a change in the Company's address.

                                  DRUCKER, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     DRUCKER, INC.


                                                     /s/ Ronald Xie
                                                     ---------------------------
                                                     Ronald Xie, President


Date:  August 26, 2004