Form 10QSB
period 2004-09-30
DRUCKER INC
filed 2004-11-24
CIK 1042053

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

     For the transition period from __________ to __________

                         Commission file number 0-29670

                                  DRUCKER, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                         N/A
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                       Identification No.)

    916 Cathedral Place, 925 Georgia Street, Vancouver, B.C., Canada V6C 3L2
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 688-6999
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes [X]      No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date:

As of September 30, 2004, there were 49,976,250 shares of common stock outstanding.

Transition Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

                                  DRUCKER, INC.

                                TABLE OF CONTENTS
                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of September 30, 2004...................1

         Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003 and the nine months
         ended September 30, 2004 and 2003.....................................2

         Consolidated Statements of Stockholders' Equity as of
         September 30, 2004....................................................3

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2004 and 2003.....................................4

         Condensed Notes to the Consolidated Financial Statements..............5

         Pro Forma Financial Information (unaudited)...........................8

Item 2.  Management's Discussion and Analysis or Plan of Operation............11

Item 3.  Controls and Procedures..............................................15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................15

Item 2.  Changes in Securities and Use of Proceeds............................15

Item 3.  Default Upon Senior Securities.......................................15

Item 4.  Submission of Matters to a Vote of Security Holders..................15

Item 5.  Other Information....................................................16

Item 6.  Exhibits and Reports on Form 8-K.....................................16

         Signatures...........................................................17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                                  DRUCKER, INC.
                           CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2004 (UNAUDITED)

STATED IN U.S. DOLLARS
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  $     822,326
  Prepaid expenses and other current assets                        133,483
  Prepaid expenses - related party                                  46,248
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                             1,002,057

INVESTMENT - AT EQUITY                                           2,878,383
FIXED ASSETS, NET                                                   51,277
DUE FROM RELATED PARTIES                                           115,775
SECURITIES - AVAILABLE FOR SALE                                    223,198

--------------------------------------------------------------------------------
TOTAL ASSETS                                                 $   4,270,690
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and other accrued liabilities             $      20,914

COMMITMENTS AND CONTINGENCIES                                            -

STOCKHOLDERS' EQUITY
  Common Stock : $0.001 Par Value
    Authorized : 50,000,000
    Issued and Outstanding : 49,976,250                             49,615
  Additional Paid In Capital                                     9,615,253
  Accumulated Other Comprehensive Income                           174,629
  Accumulated Deficit                                           (5,589,721)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                       4,249,776

--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   4,270,690
================================================================================

            See condensed notes to consolidated financial statements.

                                  DRUCKER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
STATED IN U.S. DOLLARS                                         2004            2003            2004              2003
----------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Accounting and audit                                    $   12,160      $    8,879      $   57,844        $   17,453
  Consulting                                                 105,368          94,776         773,506           141,051
  Depreciation                                                 2,628             877           5,848             1,193
  Foreign exchange gain                                      (57,368)         (1,152)         (6,288)           (6,724)
  Legal and professional                                     460,019          40,431       1,161,149            55,872
  Other operating expenses                                   109,415          11,007         222,246            19,806
  Travel and business promotion                              179,927           4,933         336,757             5,462
----------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                             2,551,062           234,113
                                                             812,149         159,751

OTHER INCOME
  Gain on disposal of securities - available for sale        866,522         225,180       2,205,848           225,180
  Equity income                                               56,416               -          89,433                 -
  Interest income                                              1,655             493           6,588             3,813
----------------------------------------------------------------------------------------------------------------------------
Total other income                                           924,593         225,673       2,301,869           228,993
----------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                   $  112,444      $   65,922      $ (249,193)       $   (5,120)
============================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                          $     0.00      $     0.00      $    (0.00)       $    (0.00)
============================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC
AND DILUTED                                               49,976,250      32,476,250      47,613,111        32,476,250
============================================================================================================================

            See condensed notes to consolidated financial statements.

                                  DRUCKER, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND YEAR ENDED DECEMBER 31, 2003
                                  (UNAUDITED )

                                                                                                      ACCUMULATED
                                                                 STOCK     ADDITIONAL                    OTHER
                                                    COMMON     AMOUNT AT    PAID IN    ACCUMULATED   COMPREHENSIVE
STATED IN U.S. DOLLARS                              SHARES     PAR VALUE    CAPITAL      DEFICIT        INCOME          TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                         32,476,250  $  32,115  $6,843,803  $(6,240,516)   $    54,485     $  689,887

Translation Adjustments                                                                                   (9,966)        (9,966)
Unrealized gain on securities - available for sale                                                     2,714,988      2,714,988
Net loss for the year ended December 31, 2003                                             899,988                       899,988
                                                                                                                     -----------
                                                                                                                      3,605,010

--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                         32,476,250  $  32,115  $6,843,803  $(5,340,528)   $ 2,759,507     $4,294,897

Issuance of common shares for the acquisition of
  Beijing Beike Masic Automation Engineering
  Technology Co - 25%                              17,500,000     17,500   2,771,450                                  2,788,950
Translation Adjustments                                                                                  (26,165)       (26,165)
Unrealized loss on securities - available for sale                                                    (2,558,713)    (2,558,713)
Net loss for the nine months ended September 30,
2004                                                                                    (249,193)                      (249,193)
                                                                                                                     -----------
                                                                                                                     (2,834,071)

--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004                        49,976,250  $  49,615  $9,615,253  $(5,589,721)   $   174,629     $4,249,776
================================================================================================================================


DISCLOSURE OF RECLASSIFICATION AMOUNT:

Unrealized holding loss arising during the period ended
September 30, 2004                                           $  (289,075)
Less: reclassification adjustment for gains included in
net income                                                    (2,269,638)
                                                             ------------
Net unrealized loss on securities for the period ended
September 30, 2004                                           $(2,558,713)
                                                             ============


            See condensed notes to consolidated financial statements.

                                  DRUCKER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

STATED IN U.S. DOLLARS                                                        2004                     2003
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
                                                     Net loss         $     (249,193)          $      (5,120)
                Adjustments to reconcile net loss to net cash
                                 used in operating activities
                                                 Depreciation                  5,848                   1,193
                                                Equity income                (89,433)                      -
                                       Translation adjustment                (26,165)                 (6,942)
          Gain on disposal of securities - available for sale             (2,205,848)               (225,180)
                            Changes in assets and liabilities
                    Prepaid expenses and other current assets               (128,754)                (13,327)
                             Prepaid expenses - related party                (27,984)                      -
                     Accounts payable and accrued liabilities                (35,606)                 17,783

---------------------------------------------------------------------------------------------------------------------
                  Net cash flows used in operating activities             (2,757,135)               (231,593)
---------------------------------------------------------------------------------------------------------------------

                         CASH FLOWS FROM INVESTING ACTIVITIES
                                   Due from a related company                 (4,123)                 (3,580)
    Proceeds from disposal of securities - available for sale              2,351,049                 258,030
                                  Additions to capital assets                (42,396)                (15,938)
---------------------------------------------------------------------------------------------------------------------
              Net cash flows provided by investing activities              2,304,530                 238,512
---------------------------------------------------------------------------------------------------------------------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (452,605)                  6,919

              CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              1,274,931                 226,209

---------------------------------------------------------------------------------------------------------------------
                    CASH AND CASH EQUIVALENTS - END OF PERIOD         $      822,326           $     233,128
=====================================================================================================================

                                     SUPPLEMENTAL INFORMATION:
                                     -------------------------

                                                Cash paid for:
                                                     Interest               $     79                 $    30
                                                 Income taxes                      -                       -


            See condensed notes to consolidated financial statements.

                                  DRUCKER, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                            (Stated in U.S. dollars)
                                   (Unaudited)
                                   -----------

Note 1 - Interim Reporting
--------------------------

While the information presented in the accompanying interim three and nine months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's December 31, 2003 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 2003 annual financial statements on Form 10-KSB, as amended.

These interim consolidated financial statements include the accounts of Drucker, Inc. and its wholly-owned subsidiary, Drucker Mining Inc. All inter-company transactions have been eliminated.

Note 2 - Going Concern
----------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no current operations and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued future operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, completion of a successful acquisition and the success of its future operations.

The Company is in the process of completing an acquisition transaction with a private operating company (as discussed in Note 5) and has incurred significant expenses such as consulting, legal and professional fees, in connection therewith. The resulting impact has been the depletion of a significant amount of the Company's liquid resources, such as cash and marketable securities. Management believes that it has sufficient cash resources to meet its cash requirements for at least the next twelve months based on its current business situation, however further delays in the consummation of the proposed acquisition transaction could require the use of the Company's available cash at a much faster rate.

The Company's future plans include seeking additional equity financing concurrent with the close of the acquisition transaction in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. If the Company is unsuccessful in its endeavors, it may have to cease operations.

Note 3 - Common Stock
---------------------

(a) Common Stock

The Company has obtained majority stockholder approval for the reverse stock split on a one for three basis and filed the Preliminary Schedule 14C Information Statement with the SEC on April 2, 2004 and September 17, 2004, as amended. The Company will issue and deliver the balance of the shares for the reverse acquisition of Beijing Beike-Masic Automation Engineering Company

Limited ("BK") upon regulatory approval of the reverse stock split. During the nine months ended September 30, 2004, the Company issued and delivered 17,500,000 common shares to Beijing Beike Machinery Electronic Materials Hightech Corporation ("BK Machinery") pursuant to this Agreement in exchange for 25% shares of BK. The shares were valued at the net book value of the assets acquired at the date of acquisition. (See Note 5 for details.)

(b) Share Purchase Warrants

At September 30, 2004, 5,542,065 share purchase warrants are outstanding. Each warrant entitles the holder the right to purchase one additional unit of the Company at $0.40 per unit until the earlier of March 31, 2005 and the 90th day after the day on which the weighted average trading price of the Company's shares exceed $0.60 per share for 10 consecutive trading days. Each unit consists of one common share of the Company and one additional warrant. Each additional warrant entitles the holder thereof the right to purchase one additional common share of the Company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants.

(c) Share Purchase Options

At September 30, 2004, 2,950,000 share purchase options are outstanding. Each option entitles the holder thereof the right to acquire one common share of the Company at $0.40 per share, expiring on March 31, 2006.

Note 4 - Marketable securities
------------------------------

Marketable securities consist of 40,300 shares of Tanganyika Oil Company Ltd. with an estimated fair value of $223,198, amortized cost of $12,608, and gross unrealized gains of $210,590.

The Company sold 175,300 shares during the quarter ended September 30, 2004 for gross proceeds of $921,367, gross realized gains of $866,522, and related amortized cost of $54,845. The method used to determine the cost of the securities sold is average cost.

The Company sold 423,800 shares during the nine months ended September 30, 2004 for gross proceeds of $2,351,049, gross realized gains of $2,205,848, and related amortized cost of $145,201. The method used to determine the cost of the securities sold is average cost.

Reconciliation of unrealized gains included in other comprehensive income for the nine months ended September 30, 2004:

                                                            2004               2003
----------------------------------------------------------------------------------------
Beginning balance                                      $  2,769,303        $    54,315
Unrealized holding gains (loss) during the period          (289,075)         2,103,572
Reclassification - gains included in earnings            (2,269,638)          (118,223)
                                                       -------------       ------------
Ending balance                                         $    210,590        $ 2,039,664
                                                       =============       ============

Note 5 - Commitment
-------------------

By an agreement dated June 15, 2003, and as amended August 7, 2003, the Company agreed to acquire from BK Machinery all the shares it owned in BK, being 25% of the issued and outstanding shares of BK, and from Speed One Investment Limited all the shares it owned in BK, being 75% of the issued and outstanding shares of BK. The Company agreed to initially issue 17,500,000 common shares (on a pre-consolidation basis), in escrow, and to further issue 25,173,600 common shares (on a post-consolidation basis) subject to stockholder and regulatory approval stockholders of a consolidation of the Company's shares on a one for three basis. In connection with legal services provided with respect to the above transactions, the Company has agreed that upon stockholder approval of the one for three reverse split, it will pay Ronald Xie his legal fee for services rendered in debentures convertible to the number of shares of common stock equal to 7% of the total number of shares required to be issued under the agreement for legal services rendered to the Company in connection with such transactions. On July 14, 2003, the Company issued 17,500,000 restricted common shares into escrow. On February 7, 2004, the Company released these shares from escrow and delivered these shares to BK Machinery pursuant to this Agreement in exchange for 25% of the shares of BK.

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

The issuance of the equity securities (17,500,000 shares of common stock) was valued at the fair value of the net assets acquired from BK at the date of acquisition. The net investment represents the following at September 30, 2004:

Original cost of 25% of the outstanding share capital of BK        $  2,788,950
Equity in undistributed income of investee company                       89,433
                                                                  --------------
                                                                   $  2,878,383
                                                                  ==============

Financial Data Of BK for the nine months ended September 30, 2004:

     Sales                      $ 13,524,765
     Gross profit               $  1,469,299
     Net income                 $    414,110

Pro Forma Financial Information (unaudited)

I.   Pro Forma Financial Information

Introductory paragraph:
----------------------

The following pro forma financial results shows the historical financial statements of Drucker Inc. ("Drucker") and Beijing Beike-Masic Automation Engineering Company Limited ("BK") adjusted to assume that the reverse acquisition of BK by Drucker has been completed at the beginning of the period. The pro forma balance sheet gives effect to the transaction as if it occurred at that date (September 30, 2004) and the adjustments reflect only those items directly attributable to the transaction and factually supportable. The pro forma income statements give effect to the transaction as if occurred at the beginning of the earliest period presented (January 1, 2003) and the adjustments reflect items that are directly attributable to the transaction, have a continuing impact and are factually supportable.

By an agreement dated June 15, 2003, Drucker and BK entered into an acquisition agreement. Drucker agreed to acquire 100% of BK through issuance of 17,500,000 pre-consolidation shares, carry out a 3 for 1 reverse stock split and then issue 25,173,600 post-consolidation shares to the shareholders of BK. Drucker also agreed to issue 2,170,485 post-consolidation common shares as legal fees for the transaction.

Assumptions:
-----------

1.   Shareholders of Drucker have approved the 1 for 3 stock split.
2. Drucker has issued 25,173,600 post-consolidated common shares in exchange for the remaining outstanding shares of BK.
3. Drucker has issued 2,170,485 post-consolidated common shares as legal fees for the reverse acquisition transaction.

                                                                                                  PRO FORMA
PRO-FORMA CONSOLIDATED BALANCE SHEET                                        PRO-FORMA            CONSOLIDATED
AS OF SEPTEMBER 30, 2004                     DRUCKER INC.       BK         ADJUSTMENTS    NOTE   BALANCE SHEET
----------------------------------------------------------------------------------------------------------------
                                             (UNAUDITED)    (UNAUDITED)
ASSETS
------

Current Assets
   Cash and cash equivalents                 $   822,326   $  1,557,033   $          -           $  2,379,359
   Trade receivables, net                              -      4,388,992              -              4,388,992
   Inventories                                         -      6,914,413              -              6,914,413
   Deposits and prepayments                      133,483      3,502,951              -              3,636,434
   Due from related party                         46,248              -              -                 46,248
   Other receivables                                   -        654,509              -                654,509
   Income tax recoverable                              -        150,810              -                150,810
                                             ------------  -------------  -------------          -------------
Total Current Assets                           1,002,057     17,168,708              -             18,170,765

Investment - at equity                         2,878,383              -     (2,878,383)    1                 -
Long term investment                                            604,100              -                604,100
Fixed assets, net                                 51,277      1,181,013              -              1,232,290
Due from related parties                         115,775              -              -                115,775
Securities - available for sale                  223,198              -              -                223,198
Deferred tax assets                                    -          6,051              -                  6,051

                                             ------------  -------------  -------------          -------------
Total Assets                                 $ 4,270,690   $ 18,959,872   $ (2,878,383)          $ 20,352,179
                                             ============  =============  =============          =============

LIABILITIES
-----------

Current Liabilities
   Accounts payable and accrued liabilities  $    20,914   $  3,593,582   $          -           $  3,614,496
   Customer deposits                                   -      3,704,501              -              3,704,501
   Short term loan                                     -         60,410              -                 60,410
   Dividend payable                                    -         90,615              -                 90,615
                                             ------------  -------------  -------------          -------------
Total Current Liabilities                         20,914      7,449,108              -              7,470,022

SHAREHOLDERS' EQUITY
--------------------

Capital stock                                $    49,615   $    151,250   $    (17,500)    1     $     44,003
                                                                                33,177     2
                                                                              (172,539)    3

Additional paid-in capital                     9,615,253              -     (2,771,450)    1        1,478,640
                                                                               (33,177)    2
                                                                            (5,242,553)    3
                                                                               (89,433)    1

Retained earnings (Deficit)                   (5,589,721)    11,376,046      5,589,721     3       11,376,046

Accumulated other comprehensive income           174,629        (16,532)      (174,629)    3          (16,532)
                                             ------------  -------------  -------------          -------------
                                               4,249,776     11,510,764     (2,878,383)            12,882,157
                                             ------------  -------------  -------------          -------------

Total Liabilities and Shareholders' Equity   $ 4,270,690   $ 18,959,872   $ (2,878,383)          $ 20,352,179
                                             ============  =============  =============          =============

Notes:
-----

1. To eliminate the investment in BK and the share of post-acquisition profit for the nine months ended September 30, 2004.
2. Reflects the stock issuance by Drucker, Inc. [5,833,333 (25% interest) + 25,173,600 (75% interest) + 2,170,485 (legal fees)]
3. Capitalization of post merger BK reflects the pro forma common stock and paid in capital.

                                                                                              PRO FORMA
                                                                                             CONSOLIDATED
CONSOLIDATED PRO-FORMA STATEMENT OF                                                           STATEMENT
OPERATIONS FOR NINE MONTHS ENDED             DRUCKER                      PRO FORMA               OF
SEPTEMBER 30, 2004                             INC.            BK        ADJUSTMENTS  NOTE    OPERATIONS
----------------------------------------------------------------------------------------------------------
                                           (UNAUDITED)     (UNAUDITED)
NET SALES                                 $           -   $ 13,524,765                      $ 13,524,765
Cost of sales                                         -     12,055,466                        12,055,466
                                          --------------  -------------                     -------------
GROSS PROFIT                                          -      1,469,299                         1,469,299
Selling, general and administrative           2,551,062      1,010,484                         3,561,546
                                          --------------  -------------                     -------------
OPERATING INCOME                             (2,551,062)       458,815                        (2,092,247)
Other income                                  2,212,436         32,380                         2,244,816
Equity income                                    89,433              -     (89,433)    1               -
                                          --------------  -------------                     -------------
INCOME BEFORE INCOME TAXES                     (249,193)       491,195                           152,569
Income taxes                                          -         77,085                            77,085
                                          --------------  -------------                     -------------
NET INCOME                                $    (249,193)  $    414,110                      $     75,484
                                          ==============  =============                     =============


BASIC AND DILUTED EARNINGS PER SHARE      $        (0.0)           N/A                      $       0.00
                                          ==============  =============                     =============


                                                                                              PRO FORMA
                                                                                             CONSOLIDATED
CONSOLIDATED PRO-FORMA STATEMENT OF                                                           STATEMENT
OPERATIONS FOR TWELVE MONTHS ENDED           DRUCKER                      PRO FORMA               OF
DECEMBER 31, 2003                              INC.            BK        ADJUSTMENTS  NOTE    OPERATIONS
----------------------------------------------------------------------------------------------------------
                                            (AUDITED)      (AUDITED)
NET SALES                                 $          -    $ 16,764,354                      $ 16,764,354
Cost of sales                                        -      10,958,561                        10,958,561
                                          --------------  -------------                     -------------
GROSS PROFIT                                         -       5,805,793                         5,805,793
Selling, general and administrative            471,552         798,893                         1,270,445
                                          --------------  -------------                     -------------
OPERATING INCOME                              (471,552)      5,006,900                         4,535,348
Other income                                 1,371,540          33,460                         1,405,000
                                          --------------  -------------                     -------------
INCOME BEFORE INCOME TAXES                     899,988       5,040,360                         5,940,348
Income taxes                                         -         374,360                           374,360
                                          --------------  -------------                     -------------
NET INCOME                                $    899,988    $  4,666,000                      $  5,565,988
                                          ==============  =============                     =============

BASIC AND DILUTED EARNINGS PER SHARE      $       0.03             N/A                      $       0.13
                                          ==============  =============                     =============


TOTAL ISSUED AND OUTSTANDING SHARES OF DRUCKER UPON COMPLETION OF THE REVERSE ACQUISITION
-----------------------------------------------------------------------------------------

Issued and outstanding shares as at
September 30, 2004                                          49,976,250

3 for 1 reverse stock split                                (33,317,500)
                                                           ------------
                                                            16,658,750
Shares to the remaining BK shareholders upon
acquisition of BK                                           25,173,600
Shares for the legal fees in relation to the
acquisition of BK                                            2,170,485
                                                           ------------
Total issued and outstanding shares upon completion of
acquisition                                                 44,002,835
                                                           ============

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

     The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2003 and any Current Reports on Form 8-K filed by the Company.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

     Management believes the summary data presented herein is a fair presentation of the Company's results of operations for the periods presented. Due to the Company's change in primary business focus and new business opportunities these results may not necessarily be indicative of the results to be expected for any future period. As such, future results of the Company may differ significantly from previous periods.

PLAN OF OPERATIONS

     Drucker, Inc. and its subsidiaries (collectively, the "Company") has presented its quarterly consolidated financial statements, which should be read in conjunction with its consolidated financial statements and related notes in its 10-KSB annual report for 2003, as amended.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no current operations and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued future operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, completion of a successful merger and the success of its future operations.

     The Company is in the process of completing an acquisition transaction with a private operating company (as discussed below) and has incurred significant expenses such as consulting, legal and professional fees in connection therewith. The resulting impact has been the depletion of a significant amount of the Company's liquid resources, such as cash and marketable securities. Management believes that it has sufficient cash resources to meet its cash requirements for at least the next twelve months based on its current business situation, however further delays in the consummation of the proposed acquisition transaction could require the use of the Company's available cash at a much faster rate.

     The Company's future plans include seeking additional equity financing concurrent with the close of the acquisition transaction in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. If the Company is unsuccessful in its endeavors, it may have to cease operations.

Proposed Acquisition Transaction

     By an agreement dated June 15, 2003, and as amended August 7, 2003, the Company agreed to acquire from Beijing Beike Machinery Electronic Materials Hightech Corporation ("BK Machinery") all the shares it owned in BK, being 25% of the issued and outstanding shares of Beijing Beike-Masic Automation Engineering Company Limited ("BK"), and from Speed One Investment Limited all the shares it owned in BK, being 75% of the issued and outstanding shares of BK. The Company agreed to initially issue 17,500,000 common shares (on a pre-consolidation basis), into escrow, pending the delivery of audits of BK, and a further 25,173,600 common shares (on a post-consolidation basis) after the stockholders have approved a consolidation of the Company's shares on a one for three basis. In connection with legal services provided with respect to the above transactions, the Company has agreed that upon stockholder approval of the one for three reverse split, it will pay Ronald Xie his legal fee for services rendered in debentures convertible to the number of shares of common stock equal to 7% (or 2,170,485 shares on a post-consolidation basis) of the total number of shares of common stock required to be issued under the agreement for legal services rendered to the company in connection with such transactions. On July 14, 2003, the Company issued 17,500,000 restricted common shares into escrow. Upon delivery of the audits of BK and the 25% shares of BK owned by BK Machinery, on February 7, 2004, the Company released the 17,500,000 shares from escrow and delivered the shares to BK Machinery pursuant to this Agreement.

     25% of the shares of BK have been delivered to the Company, and the Company has committed to deliver the balance of the shares upon completion of the consolidation, which is subject to regulatory and stockholder approval. The issuance of the balance of the shares for the acquisition transaction requires the completion of the consolidation, which required consolidation is subject to stockholder authorization.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 VERSUS SEPTEMBER 30, 2003

     The Company had no operations other than those for the acquisition of BK during the three-month period ended September 30, 2004. The Company's primary source of income was derived from the sale of 175,300 shares of marketable securities held by the Company of Tanganyika Oil Company Ltd. ("Tanganyika Oil") for a gain of $866,522.

     Selling, general and administrative expenses for the three months ended September 30, 2004, primarily represented accounting and audit fees incurred in connection with adhering to the Company's SEC reporting requirements, and consulting, legal and professional fees incurred in connection with the BK acquisition, preparation of business and marketing, operational, financing and investment planning pending completion of the acquisition, strategic review and studies of the domestic and international markets, competition, and maintenance and extension of favorable government incentives and preferential tax treatment. In the same period in 2003, the Company's selling, general and administrative requirements primarily represented accounting and audit fees incurred in connection with adhering to the Company's SEC reporting requirements. No future commitments exist for the consulting and legal fees, however the Company may need to incur additional fees of this type as a result of finalizing the acquisition of BK.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 VERSUS SEPTEMBER 30, 2003

     During the nine-month period ended September 30, 2004 the Company had no operations other than those for the acquisition of BK. The Company's primary source of income was derived from the sale of 464,100 shares of marketable securities held by the Company of Tanganyika Oil for a gain of $2,205,848.

     For the nine months ended September 30, 2004, selling, general and administrative expenses primarily represented accounting and audit fees incurred in connection with adhering to the Company's SEC reporting requirements, and consulting, legal and professional fees incurred in connection with the BK acquisition, preparation of business and marketing, operational, financing and investment planning pending completion of the acquisition, strategic review and studies of the domestic and international market, competition and maintenance and extension of favorable government incentives and preferential tax treatment. In the same period in 2003, the Company's selling, general and administrative requirements primarily represented accounting and audit fees incurred in connection with adhering to the Company's SEC reporting requirements. No future commitments exist for the consulting and legal fees, however the Company may need to incur additional fees of this type as a result of finalizing the acquisition of BK.

LIQUIDITY

     The Company may use all of its liquidity in an attempt to acquire or develop a business. The Company is unable to carry out any plan of business without adequate funding. The Company cannot predict to what extent its current liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity, which the Company may eventually acquire. There is no assurance that the Company can continue as a going concern without more and substantial funding in any business, for which funding there is no committed source. The Company's primary capital resources at September 30, 2004, are cash in bank of $822,326 and marketable securities of Tanganyika Oil, which had a fair market value of $223,198. During the quarter ended September 30, 2004, the Company sold 175,300 shares of Tanganyika leaving a remaining balance of 40,300 shares at September 30, 2004. Management will continue to sell the remaining shares for working capital purpose, if necessary. The Company's own stock may be illiquid because it is restricted in an unproved company with a short history of income generation.

     Because the Company does not currently derive income from any business activity, the Company is dependent on its cash reserves for its short term needs. The Company had current assets of $1,002,057 at September 30, 2004 and had current liabilities of $20,914. These amounts are sufficient to the Company for continued operations for at least the next twelve months. This could change, however, if any other business venture were to be embarked upon, and the available cash could be depleted much more rapidly. On a long-term basis, the Company has no long-term debt.

     The Company also has an amount due from Richco Investors Inc., a major stockholder, for $115,379, representing the principal and interest of an unsecured loan made by the Company on December 20, 2001. which bears an interest of 1% above the prime rate. The loan became due as of Dec 31,2003. The Company has demanded repayment of the said loan and is in the course of negotiation on the terms of repayment by installments.

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

     As of September 30, 2004, the Company held 40,300 shares of Tanganyika Oil Company Ltd. as securities held for sale. The Company has recorded $210,590 unrealized gains under other comprehensive income, which is included as a separate line item in the stockholders' equity section of the balance sheet.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

     The Company's Principal Executive and Financial Officer has evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2004 in accordance with Rule 13a-15 under the Exchange Act. Based on his evaluation, he has concluded that the Company's disclosure controls and procedures enable us to:

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

(b)  Changes in internal control over financing reporting

     There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

         None.

ITEM 2.  CHANGES IN SECURITIES
-------  ---------------------

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
-------  ------------------------------

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         On September 7, 2004, holders of a total of 26,725,000 shares or approximately 53.4% of the total issued and outstanding stock of the Company consented to the following resolutions by written consent in lieu of a stockholders' meeting pursuant to General Corporation Law of the State of Delaware as described in the Preliminary Schedule 14C Information Statement, filed with the SEC on September 17, 2004, as amended.

         Proposal #1: To authorize the officers and directors of the Company to amend the Company's Certificate of Incorporation to increase the number of Common Shares authorized from 50,000,000 to 500,000,000.

         Proposal #2: To authorize the officers and directors of the Company to amend the Company's Certificate of Incorporation to change the name to BK Automation Inc.

         Proposal #3: To authorize a reverse split on a one for three basis of existing outstanding common shares, warrants and options.

         Proposal #4: To authorize the directors of the Company to amend the Company's Certificate of Incorporation to provide for indemnification to the fullest extent permitted by the General Corporation law of the State of Delaware.

ITEM 5.  OTHER INFORMATION
-------  -----------------

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)  The following are filed as Exhibits to this Quarterly Report.

The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

         Exhibit No.        Description of Exhibit
         -----------        ----------------------

         31 Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer and Chief Financial Officer)

         32                 Section 1350 Certification

(b)  Reports on Form 8-K filed during the three months ended September 30, 2004:

         None.

                                  DRUCKER, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DRUCKER, INC.

Date:  November 22, 2004                   /s/ Ronald Xie
       -----------------                   ---------------------------
                                           Ronald Xie, President