Form 10QSB/A
period 2004-06-30
DRUCKER INC
filed 2004-12-14
CIK 1042053

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

[ ]   TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

      For the transition period from __________ to __________

                         Commission file number 0-29670

                                  DRUCKER, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                          95-3303637
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

As of June 30, 2004, there were 49,976,250 shares of common stock outstanding.

Transition Small Business Disclosure Format (Check one):     Yes [ ]      No [X]

                                  DRUCKER, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION.................................................1

ITEM 1.  FINANCIAL STATEMENTS..................................................1

         DRUCKER, INC. CONSOLIDATED BALANCE SHEET JUNE 30, 2004
         (UNAUDITED)...........................................................1

         DRUCKER, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR
         THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 and 2003
         (UNAUDITED)...........................................................2

         DRUCKER, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
         EQUITY AS OF JUNE 30, 2004 (UNAUDITED)................................3

         DRUCKER, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)...........4

         DRUCKER, INC. CONDENSED NOTES TO THE CONSOLIDATED
         FINANCIAL STATEMENTS..................................................5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............10

ITEM 3.  CONTROLS AND PROCEDURES..............................................13

PART II. OTHER INFORMATION....................................................14

ITEM 1.  LEGAL PROCEEDINGS....................................................14

ITEM 2.  CHANGES IN SECURITIES................................................14

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.......................................14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................14

ITEM 5.  OTHER INFORMATION....................................................14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................14

         SIGNATURES...........................................................15

PART I.  FINANCIAL INFORMATION

The financial statements have been adusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

ITEM 1.  FINANCIAL STATEMENTS

                                  DRUCKER, INC.
                           CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2004 (UNAUDITED)

STATED IN U.S. DOLLARS
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                              $       875,458
Prepaid expenses and other current assets                       55,529
Prepaid expenses - related party                                33,221
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                           964,208
Investment - at equity                                       2,821,967
Fixed Assets, Net                                               24,095
Due from related parties                                       114,365
Securities - available for sale                              1,166,145

--------------------------------------------------------------------------------
TOTAL ASSETS                                           $     5,090,780
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and other accrued liabilities         $        35,806

Commitments and Contingencies                                        -

Stockholders' Equity
Common Stock:  $0.001 Par Value
   Authorized:  50,000,000
   Issued and Outstanding:  49,976,250                          49,615
Additional Paid In Capital                                   9,615,253
Accumulated Other Comprehensive Income                       1,092,271
Accumulated Deficit                                         (5,702,165)
--------------------------------------------------------------------------------
Total Stockholders' Equity                                   5,054,974

--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity             $     5,090,780
================================================================================

See condensed notes to consolidated financial statements.

                                  DRUCKER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                             June 30,            June 30,            June 30,           June 30,
Stated in U.S. Dollars                         2004                2003                2004               2003
--------------------------------------- ------------------- ------------------- ------------------- ------------------
--------------------------------------- ------------------- ------------------- ------------------- ------------------

Expenses
Accounting and audit                       $       26,784     $         4,632     $       45,684       $       8,574
Consulting                                        486,405              32,099            668,138              46,275
Depreciation                                        1,654                 236              3,220                 316
Foreign exchange (gain) loss                       31,747              (3,114)            51,080              (5,572)
Legal and professional                            553,925              12,898            701,130              15,441
Other operating expenses                          185,323               5,780            269,661               9,328
--------------------------------------- ------------------- ------------------- ------------------- ------------------
Total expenses                                  1,285,838              52,531          1,738,913              74,362

Other income

Gain on disposal of securities -                  903,226                   -          1,339,326                   -
available for sale
Equity income                                      11,840                   -             33,017                   -
Interest income                                     1,540               1,647              4,933               3,320
---------------------------------------

Total other income                                916,606               1,647          1,377,276               3,320
---------------------------------------

Net loss for the period                    $     (369,232)    $       (50,884)    $     (361,637)      $     (71,042)
======================================= =================== =================== =================== ==================

Basic and diluted loss per share           $        (0.01)    $         (0.00)    $        (0.01)      $       (0.00)
======================================= =================== =================== =================== ==================

Weighted average shares outstanding -          49,976,250          32,476,250         46,418,558          32,476,250
basic and diluted
======================================= =================== =================== =================== ==================


See condensed notes to consolidated financial statements.

                                                                 DRUCKER, INC.
                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                             AS OF JUNE 30, 2004
                                                                  (UNAUDITED)

                                                                                                 ACCUMULATED
                                                      STOCK       ADDITIONAL                        OTHER
                                        COMMON      AMOUNT AT      PAID IN       ACCUMULATED    COMPREHENSIVE
STATED IN U.S. DOLLARS                  SHARES      PAR VALUE      CAPITAL         DEFICIT      INCOME (LOSS)            TOTAL
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002           32,476,250   $  32,115      $ 6,843,803    $ (6,240,516)    $     54,485       $     689,887

Translation Adjustments                                                                                (9,966)             (9,966)

Unrealized gain on securities
- available for sale                                                                                2,714,988           2,714,988

Net loss for the year
ended December 31, 2003                                                              899,988                              899,988
                                                                                                                   -----------------
                                                                                                                        3,605,010

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003           32,476,250   $  32,115      $ 6,843,803    $ (5,340,528)    $  2,759,507       $   4,294,897

Issuance of common shares
for the acquisition of
  Beijing Beike Masic
  Automation Engineering
  Technology Co - 25%                17,500,000      17,500        2,771,450                                            2,788,950

Translation Adjustments                                                                                 3,376               3,376

Unrealized loss on securities
- available for sale                                                                               (1,670,612)         (1,670,612)

Net loss for the six months
ended June 30, 2004                                                                 (361,637)                            (361,637)
                                                                                                                   -----------------
                                                                                                                       (2,028,873)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2004               49,976,250   $  49,615      $ 9,615,253    $ (5,702,165)    $  1,092,271       $   5,054,974
====================================================================================================================================

DISCLOSURE OF RECLASSIFICATION
AMOUNT:

Unrealized holding loss arising during
the period ended June 30, 2004                    $   (294,297)

Less: reclassification adjustment for
gains included in net income                        (1,376,315)
                                                  -------------
Net unrealized loss on securities
for the period ended June 30, 2004                $ (1,670,612)

                                                  =============


                                  DRUCKER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

Stated in U.S. dollars                              2004                 2003
--------------------------------------------------------------------------------
Cash flows from operating activities

   Net loss                                     $  (361,367)         $  (71,042)

   Adjustments to reconcile net loss to
      net cash used in operating activities

      Depreciation                                    3,220                 316

      Equity income                                 (33,017)                  -

      Translation adjustment                          3,376              (5,607)

      Gain on disposal of securities
      - available for sale                       (1,339,326)                  -

      Changes in assets and liabilities

         Prepaid expenses and other current
         assets                                     (50,801)            (10,116)

         Prepaid expenses - related party           (14,956)                  -

         Accounts payable and accrued
         liabilities                                (20,714)             16,823
--------------------------------------------------------------------------------
   Net cash flows used in operating activities   (1,813,855)            (69,626)
--------------------------------------------------------------------------------
Cash flows from investing activities

   Due from a related company                        (2,713)             (2,742)

   Proceeds from disposal of securities
   - available for sale                          (1,429,681)                  -

   Additions to capital assets                      (12,586)             (12,032)
--------------------------------------------------------------------------------
   Net cash flows provided by (used in)
   investing activities
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents          (399,473)             (81,658)

Cash and cash equivalents - beginning of period   1,274,931              226,209
---------------------------------------------------------------------------------
Cash and cash equivalents - end of period       $   875,458          $   144,551
=================================================================================
Supplemental Information:

Cash paid for:

Interest                                        $        67          $         -

Income taxes                                              -                    -

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

Reconciliation of unrealized gains included in other comprehensive income for the six months ended June 30, 2004:

                                                    2004                2003
--------------------------------------------------------------------------------
Beginning balance                               $ 2,769,303        $     54,315
--------------------------------------------------------------------------------
Unrealized holding gains (loss) during the       (1,070,477)          1,071,616
period
--------------------------------------------------------------------------------
Reclassification - gains included in earnings      (600,135)                  -
--------------------------------------------------------------------------------
Ending balance                                  $ 1,098,691        $  1,125,931
--------------------------------------------------------------------------------

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

The issuance of the equity securities (17,500,000 shares of common stock) was valued at the fair value of the net assets acquired from BK at the date of acquisition. The net investment represents the following at June 30, 2004:


--------------------------------------------------------------------------------
Original cost of 25% of the outstanding share capital of BK        $  2,788,950
--------------------------------------------------------------------------------
Equity in undistributed income of investee company                       33,017
--------------------------------------------------------------------------------
                                                                   $  2,821,967
--------------------------------------------------------------------------------

Financial Data of BK for the six months ended June 30, 2004:

                                 Sales                             $ 8,638,690

                                 Gross Profit                      $   890,528

                                 Net income                        $   188,448

Pro Forma Financial Information (unaudited)

I.       PRO FORMA FINANCIAL INFORMATION

INTRODUCTORY PARAGRAPH:
----------------------

The following pro forma financial results shows the historical financial statements of Drucker Inc. ("Drucker") and Beijing Beike-Masic
Automation Engineering Company Limited ("BK") adjusted to assume that the reverse acquisition of BK by Drucker has been completed at the beginning of the period. The pro forma balance sheet gives effect to the transaction as if it occurred at that date (June 30, 2004) and the adjustments reflect only those items directly attributable to the transaction and factually supportable. The pro forma income statements give effect to the transaction as if occurred at the beginning of the earliest period presented (January 1, 2003) and the adjustments reflect items that are directly attributable to the transaction, have a continuing impact and are factually supportable.

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

PRO-FORMA CONSOLIDATED BALANCE                                            PRO-FORMA                CONSOLIDATED
SHEET AS AT JUNE 30, 2004            DRUCKER INC.           BK           ADJUSTMENTS      NOTE     BALANCE SHEET
-----------------------------------------------------------------------------------------------------------------
                                     (UNAUDITED)       (UNAUDITED)

ASSETS

Current Assets
   Cash and cash equivalents         $     875,458   $    1,347,438    $           -                 $ 2,222,896
   Trade receivables, net                        -        4,269,380                -                   4,269,380
   Inventories                                   -        6,860,469                -                   6,860,469
   Deposits and prepayments                 55,529        3,222,982                -                   3,278,511
   Due from related party                   33,221                -                -                      33,221
   Other receivables                             -          639,760                -                     639,760
   Income tax recoverable                        -          252,154                -                     252,154
                                     ------------------------------------------------                ------------
Total Current Assets                       964,208       16,592,183                -                  17,556,391

Investment - at equity                   2,821,967                -        (2,821,967)      1                  -
Fixed assets, net                           24,095        1,209,508                -                   1,233,603
Construction in progress                         -                -                -                           -
Due from related parties                   114,365                -                -                     114,365
Securities - available for sale          1,166,145                -                -                   1,166,145
Deferred tax assets                              -            6,053                -                       6,053

                                     -------------------------------------------------               ------------
Total Assets                         $   5,090,780   $   17,807,744    $   (2,821,967)               $20,076,557
                                     =================================================               ============

LIABILITIES
-----------

Current Liabilities
   Accounts payable and accrued
liabilities                          $      35,806   $    3,189,294    $            -                $ 3,225,100
   Customer deposits                             -        3,238,967                 -                  3,238,967
   Short term loan                               -                -                 -                          -
   Dividend payable                              -           90,645                 -                     90,645
                                     -------------------------------------------------               ------------
Total Current Liabilities                   35,806        6,518,906                 -                  6,554,712

SHAREHOLDERS' EQUITY
--------------------

Capital stock                        $      49,615   $      151,250    $      (17,500)      1        $    33,177
                                                                               33,177       2
                                                                             (183,365)      3

Additional paid-in capital               9,615,253                -        (2,771,450)      1          2,351,080
                                                                              (33,177)      2
                                                                           (4,426,529)      3

                                                                              (33,017)      1

Retained earnings (Deficit)             (5,702,165)      11,150,384         5,702,165       3         11,150,384

Accumulated other
comprehensive income                     1,092,271          (12,796)       (1,092,271)      3            (12,796)
                                     -------------------------------------------------               ------------
                                         5,054,974       11,288,838        (2,821,967)                13,521,845
                                     -------------------------------------------------               ------------

Total Liabilities and Shareholders'
Equity                               $   5,090,780   $   17,807,744    $   (2,821,967)               $20,076,557
                                     =================================================               ============


Notes:
-----

1. To eliminate the investment in BK and the share of post-acquisition profit for the six months ended June 30, 2004.

2.  Reflects the stock issuance of by Drucker, Inc. [5,833,333 (25% interest) +
    25,173,600 (75% interest) + 2,170,485 (legal fees)]

3. Capitalization of post-merger BK reflects the pro forma common stock and paid-in capital.

                                                                                                      PRO FORMA
CONSOLIDATED PRO-FORMA STATEMENT                                                                    CONSOLIDATED
OF OPERATIONS FOR SIX MONTHS                                               PRO-FORMA                STATEMENT OF
ENDED JUNE 30, 2004                   DRUCKER INC.           BK           ADJUSTMENTS      NOTE      OPERATIONS
-----------------------------------------------------------------------------------------------------------------
                                      (UNAUDITED)        (UNAUDITED)

NET SALES                            $           -     $    8,638,690                               $ 8,638,690
Cost of sales                                    -          7,748,162                                 7,748,162
                                     ---------------------------------                              -------------
GROSS PROFIT                                     -            890,528                                   890,528
Selling, general and
administrative                           1,738,913            664,818                                 2,403,731
                                     ---------------------------------                              -------------
OPERATING INCOME                        (1,738,913)           225,710                                (1,513,203)
Other income                             1,344,259                  -                                 1,344,259
Equity income                               33,017                  -       (33,017)        1                 -
                                     ---------------------------------                              -------------
INCOME BEFORE INCOME TAXES                (361,637)           225,710                                  (168,944)
Income taxes                                     -             37,262                                    37,262
                                                                                                    -------------
                                     ---------------------------------
NET INCOME                           $    (361,637)    $      188,448                               $  (206,206)
                                     =================================                              =============

BASIC AND DILUTED LOSS PER SHARE     $       (0.01)               N/A                               $     (0.00)
                                     =================================                              =============

                                                                                                     PRO FORMA
CONSOLIDATED PRO-FORMA STATEMENT                                                                    CONSOLIDATED
OF OPERATIONS FOR TWELVE MONTHS                                           PRO-FORMA                 STATEMENT OF
ENDED DECEMBER 31, 2003               DRUCKER INC.           BK           ADJUSTMENTS      NOTE       OPERATIONS
-----------------------------------------------------------------------------------------------------------------
                                       (AUDITED)          (AUDITED)

                         NET SALES   $            -    $   16,764,354                               $16,764,354
Cost of sales                                     -        10,958,561                                10,958,561
                                     ---------------------------------                              -------------
GROSS PROFIT                                      -         5,805,793                                 5,805,793
Selling, general and
administrative                             471,552            798,893                                 1,270,445
                                     ---------------------------------                              -------------
OPERATING INCOME                          (471,552)         5,006,900                                 4,535,348
Other income                             1,371,540             33,460                                 1,405,000
                                     ---------------------------------                              -------------
INCOME BEFORE INCOME TAXES                 899,988          5,040,360                                  5,940,348
Income taxes                                     -            374,360                                    374,360
                                     --------------------------------                               -------------
NET INCOME                           $     899,988     $    4,666,000                               $ 5,565,988
                                     =================================                              =============

BASIC AND DILUTED EARNINGS PER
SHARE                                $        0.03                N/A                               $      0.13
                                     =================================                              =============

TOTAL ISSUED AND OUTSTANDING SHARES OF DRUCKER UPON COMPLETION OF THE REVERSE
ACQUISITION
-----------------------------------------------------------------------------

Issued and outstanding shares
as of June 30, 2004                    49,976,250
1 for 3 reverse stock split           (33,317,500)
                                      -------------
                                       16,658,750
Shares to the remaining BK
shareholders upon acquisition
of BK                                  25,173,600
Shares for the legal fees in
relation to the acquisition of
BK                                      2,170,485
Total issued and outstanding
shares upon completion of
acquisition                            44,002,835
                                      =============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY AND FORWARD LOOKING STATEMENTS
-----------------------------------------

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

PROPOSED ACQUISITION TRANSACTION

On June 15, 2003, the Company entered into an Acquisition Agreement, as amended on August 7, 2003 (the "Agreement"), among itself, Speed One and BK Machinery, whereby the Company agreed to acquire 100% of the issued and outstanding shares of BK, a Chinese company which specializes in industrial automation, in exchange for 93,020,800 shares of common stock of the Company, calculated on a pre-split basis. Upon execution of the Agreement, the Company issued 17,500,000 shares of common stock on a pre-split basis to BK Machinery and BK Machinery tendered all the shares it owned in BK, such shares being 25% of all the issued and outstanding shares of BK, both to be held in escrow pending the delivery of the audit of BK in accordance with GAAP. Pursuant to the Agreement, upon the delivery of the audit in February 2004, the shares tendered by BK Machinery and the shares of common stock issued by the Company were released from the escrow. In addition to the issuance of the 17,500,000 shares of common stock on a pre-split basis, the Company has agreed to issue the remaining 75,520,800 shares of common stock on a pre-split basis to BK Machinery and Speed One upon the completion of a one for three reverse split of all the outstanding shares of common stock, warrants and options of the Company, as approved by a simple majority of the stockholders. The Company has not yet effected the transaction, although the written consent of a majority of the stockholders of the Company has been received. The Company has agreed to issue to Ronald Xie or his nominee 6,511,456 shares of the common stock of the Company, on a pre-split basis, upon completion of the share exchange in payment of his legal fees for services rendered to the Company prior to the execution of the Agreement amongst the parties. Pending the issuance of such shares, the Company has issued a zero coupon interest free debenture to Ronald Xie convertible into said shares of common stock of the Company.

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

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following are filed as Exhibits to this Quarterly Report.

The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

           Exhibit No.         Description of Exhibit
           -----------         ----------------------------------------------
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

                                                  DRUCKER, INC.


                                                  /s/ Ronald Xie
                                                  ------------------------------
                                                  Ronald Xie, President


Date:  December 14, 2004