Form 10KSB/A
period 2003-12-31
DRUCKER INC
filed 2004-12-15
CIK 1042053

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 --------------

                                 Amendment No. 2

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934


                   For the fiscal year ended December 31, 2003

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT 1934

                 For the transition period from ______ to ______

                         Commission file number 0-29670

                                  DRUCKER, INC.
                 (Name of Small Business Issuer in its Charter)

                    Delaware                               95-3303637
        --------------------------------           -------------------------
         (State or other jurisdiction                   (I.R.S. Employer
       of incorporation or organization)               Identification No.)

  916 Cathedral Place, 925 West Georgia Street,
             Vancouver, B.C., Canada                         V6C 3L2
---------------------------------------------------         ---------
      (Address of principal executive offices)              (Zip Code)

            Issuer's Telephone number: (604) 688-6999

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.001 Per Share
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. Yes [_] No [X]

     Registrant's gross revenues for its most recent fiscal year were $1,371,540.

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $11,041,925 as of December 31, 2003 (at $0.34/share closing price at December 31, 2003).

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock: 32,476,250 common shares as of December 31, 2003.

                                EXPLANATORY NOTE

     Drucker, Inc. (the "Company") is filing this Amendment No. 2 to Form 10-KSB/A ("Amendment No. 2") to amend its Annual Report on Form 10-KSB for fiscal year ended December 31, 2003 (the "Original Filing") filed on April 20, 2004 with the Securities and Exchange Commission ("SEC"), as amended by Amendment No. 1 filed with the SEC on April 20, 2004, in order to (i) file the audit report prepared by the Company's predecessor independent auditor, Amisano Hanson, Chartered Accountants, under "Part II - Item 7. Financial Statements" and (ii) refile in its entirety "Part III - Item 13. Exhibits and Reports on Form 8-K" to reflect the revised and updated certifications of the Company's President, Chief Executive and Acting Chief Financial Officer included with this amendment No. 2 as Exhibits 31 and 32 respectively.

     This Amendment No. 2 does not amend any other information previously filed in the Original Filing and the Amendment No. 1. The Original Filing and Amendment No. 1 are hereby superseded and amended with respect to the sections and Exhibits set forth in this Amendment No. 2.

ITEM 7.  FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Stockholders,
Drucker, Inc.

We have audited the consolidated balance sheet of Drucker, Inc. and subsidiaries as of December 31, 2002 and the related accompanying consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drucker, Inc. and subsidiaries, as of December 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                               /s/Amisano Hanson
                                               ------------------
Vancouver, Canada                              AMISANO HANSON
January 22, 2003                               Chartered Accountants




ITEM 13.          EXHIBITS

(a) Exhibits.

Exhibit No.       Description
-----------       -----------

31 Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DRUCKER, INC.

Date:  December 15, 2004              By:  /s/ Ronald X. Xie
                                           -------------------------------
                                           Ronald X. Xie, President and CEO



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  12/15/04              By:     /s/ Ronald X. Xie
                                     ------------------------------------
                                     Ronald X. Xie, President, CEO, Acting
                                     CFO and Director

Date:  12/15/04                      /s/ Gerald W. Runolfson
                                     ------------------------------------
                                     Gerald W. Runolfson,
                                     Director

Date:  12/15/04                      /s/ Nick Ringma
                                     ------------------------------------
                                     Nick Ringma, Vice President, Secretary
                                     and Director

Date:  12/15/04                      /s/ Wei Z. Liu
                                     ------------------------------------
                                     Wei Z. Liu, Director

Date:  12/15/04                      /s/ Hong Liang
                                     ------------------------------------
                                     Hong Liang, Director

Date:  12/15/04                      /s/ Liang S. Ge
                                     ------------------------------------
                                     Liang S. Ge, Director

Date:  12/15/04                      /s/ Yi K. Sun
                                     ------------------------------------
                                     Yi K. Sun, Director

Exhibit 31

                        CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT


I, Ronald Xie, President, CEO and Acting CFO, certify that:

1.   I have reviewed this annual report on Form 10-KSB/A of Drucker, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 15, 2004

                                   /s/ Ronald Xie
                                   -------------------------------------------
                                   Name:  Ronald Xie
                                   Title: President, CEO and Acting CFO
                                          (Principal Executive Officer)

Exhibit 32


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Drucker, Inc. on Form 10-KSB/A for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald Xie, President, CEO and Acting CFO of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

December 15, 2004

                                    /s/ Ronald Xie
                                    -----------------------------
                                    Name:  Ronald Xie
                                    Title: President, CEO and Acting CFO
                                           (Principal Executive Officer)