Form 10KSB
period 2004-12-31
DRUCKER INC
filed 2008-03-17
CIK 1042053

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission file number 0-29670

DRUCKER, INC.
(Name of small business issuer in its charter)

Delaware	N/A
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

900 – 789 West Pender Street, Vancouver, B.C., Canada V6C 1H2
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number, including area code: (604) 689-4407

Securities Registered under Section 12(b) of the Exchange Act: NONE

Securities Registered under Section 12(g) of the Exchange Act

COMMON STOCK $.001 PAR VALUE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. (1) Yes [   ]   No [X]   (2) Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

State issuer’s revenues for its most recent fiscal year: Gross revenues from gain on sale of marketable securities for its most recent fiscal year were $2,348,896.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Aggregate market value of common equity held by non-affiliates: $697,538 as of within past 60 days (at $0.03/share closing price at December 15, 2007).

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]   N/A [X]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

32,476,250 common shares as of December 15, 2007

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I

ITEM 1. Description of Business

History of the Company
The Company was incorporated under the laws of the State of Idaho on February 4, 1971 as Monetary Metals Corporation. On December 16, 1988, Drucker Sound Design Corporation was incorporated under the laws of the State of California. On October 18, 1989, Gul Industries Corp. was incorporated under the laws of the State of Delaware. On December 14, 1989, we entered into an Agreement and Plan of Reorganization, whereby Monetary Metals Corporation acquired 100% of the net assets of Drucker Sound Design Corporation. The Company began the manufacturing and distribution of audio, cellular, C.B., radar and other electronic installation systems for automobiles. The Company re domiciled to Delaware, entered into a merger agreement with Gul Industries, Inc. and on April 16, 1990 filed Articles of Amendment in the State of Idaho changing its name from Monetary Metals Corporation to Drucker Sound Design Corporation. On June 6, 1990, Gul Industries Inc. filed a Certificate of Amendment to the State of Delaware changing its name to Drucker Sound Design Corporation and on June 19, 1990, a Certificate of Merger was filed in the State of Delaware. On August 7, 1990, a Certificate of Merger was filed in the State of Idaho. Prior to September 1991, the Company discontinued the business of manufacturing and distributing audio, cellular, C.B., radar, and other electronic installation systems for automobiles and on September 4, 1991 filed a Certificate of Amendment in the State of Delaware changing its name to Drucker Industries, Inc.

In September 1991 the Company purchased the license to the "N-Viro Process" for Japan from N-Viro Energy Systems, Ltd. for $466,063. The Company was delinquent on minimum royalty payments due June 30, 1994 and September 30, 1994, totaling $50,000, and consequently all rights and privileges granted under the license agreement were canceled by the licensor. The license agreement costs net of accumulated amortization were written-off during the year ended December 31, 1994. On December 31, 1995, the Company terminated the N-Viro business.

No activities were conducted in 1995 or 1996. In 1997 the Company adopted a business plan to engage in oil and gas exploration. The Company's primary business focus was then the acquisition, exploration and development of mineral properties and oil and natural gas properties. In early 1997, the Company negotiated joint venture farm-in agreements with two Vancouver based oil companies, with whom the companies' officers and directors were affiliates, for a 50% interest in certain oil projects in the People's Republic of China. The projects were unsuccessful, were abandoned in 1998 and written off to $nil.

The Company participated in a Gulf of Suez joint venture in Egypt, West Gharib which in 1999 made one oil discovery, drilled one dry hole, and drilled a third well which was completed successfully in the last quarter of 1999 as an appraisal well. In October 1999 the Company entered into an agreement for an interest in the North Ghadames joint venture in Algeria. One discovery well had been drilled in 1996 by another party and an overall three well program was designed to prove a larger structure. A second well was drilled successfully in August 2000 and a third well was drilled and then abandoned in February 2001.

On November 29, 2000 the Company filed a Certificate of Amendment in the State of Delaware changing its name to Drucker, Inc.

General Operations
The Company has had limited operations within the last five years, and such operations have been restricted to investigation of opportunities, evaluation and negotiations of the ventures described below, and joint venture participations in oil exploration projects.

By an agreement dated February 1, 2002, the Company disposed of its wholly owned subsidiary, Drucker Petroleum, Inc., which held the West Gharib Block in Egypt, for US$250,000 and 1,000,000 common shares of Tanganyika Oil Company Ltd., a publicly registered company in Canada listed on the TSX-Venture Exchange. During the years 2004 and 2003 the Company received sale proceeds of approximately $4,290,000 from the sale of Tanganyika shares.

On January 6, 2003 the Company entered a Letter of Intent to acquire Crime Prevention Analysis Lab Incorporated (CPAL) of Vancouver, BC, Canada but on April 17, 2003 the Company announced it had decided not to proceed with the acquisition and canceled the letter of intent

By an agreement dated June 15, 2003 the Company agreed to acquire a 100% interest in Beijing Beike-Masic Automation Engineering Company Limited ("BK") for the issuance of 17,500,000 common shares (pre-consolidation) and a further 75,520,800 common shares (pre-consolidation) after the shareholders approve a consolidation of the Company's shares on a 3 old shares for 1 new share basis and audited financial statements of BK have been delivered to the Company. The Company further agreed to pay a legal fee in common shares of 7% of the total shares issued under the agreement. On July 14, 2003, the Company issued the 17,500,000 common shares pursuant to this agreement upon tender of 25% of the shares of BK. The Company committed to deliver the balance of the shares due upon completion of the reverse split, subject to shareholders authorization. The Company has not yet obtained such authorization, although written consent of a majority of the shareholders was given on February 17, 2004. The acquisition as contemplated was to be accounted for under the purchase method as a reverse acquisition.

BK, a business corporation incorporated under the laws of the Peoples Republic of China, is a provider of complete system solutions for industrial automation and control. BK specialized in developing, manufacturing, distributing and integrating system solutions and automation control products to industrial enterprises such as steel companies, machinery manufacturing companies and public utilities in China. BK’s manufacturing and R&D facilities are located in Zhong-Guan-Cun Hi-tech Zone in Beijing, China.

Subsequently, after December 31, 2004, the Company announced it had decided not to proceed with the acquisition of BK and cancelled the agreement and the issuance of the 17,500,000 shares of common stock.

Directors of the Company, associates of directors of the Company and companies related to directors of the Company (the ‘related parties’) received funds from the Company for the advancement of the acquisition of BK as described above. The BK acquisition did not complete and the acquisition agreement was terminated. Upon review of the expenditures by current management, it became evident that proper corporate governance and financial controls were not followed by the former management with respect to the expenditures. As a consequence, the Company demanded $2,023,986 of the funds advanced to the related parties be returned to the Company and initiated legal action for their return. Subsequent to December 31, 2004 the Company received $269,450 in recovery of the bad debt and received 9,639,000 shares of common stock of Great China Mining, Inc. (converted to 1,097,296 shares of Continental Minerals Corporation) with a then current market value of $1,821,511 in (partial) settlement of the accounts receivable from related parties.

Changes in Management
As a result of the BK transaction, Messrs Liu Wei Zhang, Engineer; Hong Liang, Engineer; Ge Liang Song, Senior Engineer; Sun Yi Kang, Professor; Ronald Xie, Lawyer; and Nick Ringma, Businessman, were appointed to the Company’s Board of Directors June 16, 2003. Messrs Patrick Chan, Ernest Cheung, Aloysius (Ken) Kow & Joseph Tong resigned from the Board at that time and Mr. Gerald Runolfson resigned as President.

Appointment of Officers
Mr. Gerald Runolfson was appointed Secretary of the Company replacing Mr. Ernest Cheung. Mr. Nick Ringma was appointed as Vice President of the Company in a separate appointment and resigned from this position January 13, 2006. Ronald Xie was appointed President of the Company to serve at the discretion of the Board of Directors from June 16, 2003 and resigned January 13, 2006. Subsequent to the termination of the BK acquisition agreement, the Board of Directors resigned January 13, 2006 (with the exception of Gerald Runolfson who remained a Director), to be replaced by Aloysius (Ken) Kow and Robert Smiley as Directors of the Company at that time. Mr. Robert Smiley was elected President of the Company.

The biographical information of the new directors is as follows:

Robert Smiley
Mr. Smiley holds the position of President of the Company. Born and raised in Ontario, Mr. Smiley attended College in Southern California before attending the University of British Columbia where he earned a Bachelor of Arts (BA) and a Law Degree (LLB).

His professional experience ranges from Senior Attorney/Land Department for Chevron Standard Ltd., where he specialized in oil and gas and mining law, to Partner at Barbeau, McKercher, Collingwood & Hanna and Morton & Company, both Vancouver law firms specializing in corporate and securities law et al. Mr. Smiley has held the positions of Director and/or Corporate Secretary for many public companies since 1984 and presently is self-employed as a business consultant.

Aloysius (Ken) Kow
Aloysius (Ken) Kow was a director of Drucker, Inc. from October 2000 until August 11, 2003 when he resigned. He had been a consultant to the Company and acted as Manager, Petroleum Operations, in charge of petroleum exploration since 1997. He received a Bachelor of Science in Chemistry in 1965 and a Ph.D in Chemistry in 1980 from the University of London, England. From 1984 to 1986, he was Manager of Core Analysis with Geotechnical Resources, Ltd. in Calgary, Alberta and from 1986 to 1988 he was Technical Manager with C&G Laboratories in Calgary, Alberta. From 1988 to 1997 he was employed with Waha Oil Company as a Petroleum Analyst in Tripoli, Libya, North Africa. He has served as a Director of the Company since 1997 to present. He was Secretary of Richco Investors, Inc. (a public company) from 1997 to 2002. Mr. Kow was re-appointed as Director of Drucker January 13, 2006.

New Business
The Company entered into a letter of intent (“LOI”) dated October 19, 2007 with Global Fusion Media Inc. (“Global”) and its shareholders to acquire 100% of the issued and outstanding shares of Global. In consideration for the acquisition of 100% of Global’s issued and outstanding shares, the Company will issue to the Global shareholders a total of 15,000,000 shares of the Company’s authorized capital on a pro rata basis. Such shares will be held in escrow to be released on the basis of one share for every $0.20 of revenue received by the Company, flowing from the business of Global. Global is a private company which has contracts to install a captive television network in a number of army bases in the U.S. As well, Global has been negotiating with a major health and pharmaceutical supplier in the U.S. to install a captive television network in various of the suppliers locations and the LOI is subject to a contract being signed between the supplier and Global (or Global’s subsidiaries) for such installations. The LOI is also subject to the completion of a ninety day due diligence period and the receipt of a due diligence report satisfactory to the Company from such review. Both parties also agree to execute a formal agreement prior to the end of the due diligence period.

By separate letter agreement dated October 19, 2007 the parties also agreed that the Company would retain a five percent interest in and to the captive television network business of Global should Global decide not to execute a formal agreement with the Company at the end of the due diligence period.

By Loan Agreement dated October 29, 2007 made between the Company and Global the Company loaned Global the sum of $50,000Cdn (“Loan”). Under the terms of the Loan, Global must use the funds solely for the operation of its business and not for the purpose of acquisitions or other capital expenditures. The Loan must be paid upon demand and a demand promissory note was executed by Global. Demand for repayment cannot be made before ninety days from the date of the Loan and the Loan will accrue interest at the annual rate of 2% over prime after demand and not before. Global agreed to further secure the Loan by executing an assignment of receivables.

Investment Company Act and Other Regulations
The Company may participate in a business opportunity by purchasing or selling the securities of such business. The Company does not intend to engage primarily in such activities. The Company intends to dispose of its marketable securities over the course of time. The Company is looking for an acquisition and has signed a letter of intent with Global Fusion Media Inc. The Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act and the regulations promulgated there under.

Section 3(a) of the Investment Act contains the definition of an "investment company" and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner resulting in the availability of this exception from the definition of an "investment company". Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

The Company's plan of business may involve changes in its capital structure, management, control and business, especially as it consummates the reorganization as discussed above. Each of these areas are contemplated within regulations of the Investment Act in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Any securities acquired by the Company in exchange for its Common Stock are expected to be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, any such sale cannot proceed unless the shares are registered in a registration statement declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act before such resale.

Administrative Offices
The Company currently maintains an office at #900 - 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2.

The Company's telephone number is (604) 689 4407.

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

See also "Executive Compensation" and "Certain Relationships and Related Transactions" Items 10 and 12

Risk Factors

1. Conflicts of Interest. Certain conflicts of interest may exist between the Company and its officers and directors. They have other business interests to which they devote their attention in part, and may be expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company.

See also “Certain Relationships and Related Transactions” Item 12

2. Need For Additional Financing. Company funds may not be adequate to continue operations. Even if the Company's funds prove to be sufficient to operate, the Company may not have enough capital to succeed. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its available capital.

3. Regulation of Penny Stocks. The Company's securities are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors.

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

Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop thereafter.

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

Shareholders should be aware that the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i)	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; and

(ii)	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; and

(iii)	"boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; and

(iv)	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

(v)

the wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

4. Lack of Profitable Operating History. The Company was inactive from 1994 to 1996. From 1997 to early 2003, the Company conducted exploration activities on oil and gas properties for joint venture participation in China, Egypt and Algeria. The exploration efforts in China and Africa were not successful and the Company was not profitable from the operations. Currently the Company has no revenues from oil and gas operations. The Company faces all of the risks of a new business and the risks inherent in the acquisition of a new business opportunity. The Company should be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

5. No Assurance of Success or Profitability. There is no assurance that the Company will be profitable. There is no assurance that any business acquired will generate revenues or profits, or that the market price of the Company's Common Stock will be increase.

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

7. Dependence upon Directors and Limited Participation of Management. The Company will be heavily dependent upon the skills, talents, and abilities of its officers and directors to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time and attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Management".

Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

8. Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors and as a result, there is no assurance they will continue to manage the Company in the future. In connection with any acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction and is likely to occur without the vote or consent of the stockholders of the Company.

9. Indemnification of Officers and Directors. Delaware Revised Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company it may be unable to recoup.

10. Director's Liability is Limited. Delaware Revised Statutes exclude personal liability to the Company and its stockholders from its directors for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

11. Lack of Experienced Management. The Company’s management is lacking in operating experience in the Company’s potential venture into the private television network venture with Global Fusion Media Inc. - see also ‘New Business’ on page 5.

12. Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The President of the Company will select outside advisors, without any input from stockholders. Furthermore, it is anticipated that such advisors may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

13. No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

Political Risks
Many foreign markets are monitored by government, which can impose taxes or restrictions at any time which would make operations unprofitable and infeasible and cause a write-off of investment in the properties should the Company choose to enter those markets.

ITEM 2. Description of Property

(a) Real Estate. None
(b) Title to properties. None
(c) Oil and Gas Drilling Activities. None
(d) Oil and Gas Production. None
(e) Oil and Gas Reserves. None
(f) Natural Gas Gathering/Processing Facilities. None
(g) Present Activities and Subsequent Events: The Company is reorganizing its affairs and seeking profitable business opportunities.

ITEM 3. Legal Proceedings

The Company has commenced legal action to recover approximately $214,705usd plus $56,000cdn from certain parties formerly associated with the Company. It is the Company’s position that, contrary to good corporate governance and internal financial controls, these funds were improperly withdrawn from the Company. The issues are expected to be heard in court February 2009.

The Company has commenced legal action to recover approximately $5,655,000cdn funds improperly spent by certain former directors of the Company. It is the Company’s position that, contrary to good corporate governance and internal financial controls, these funds were improperly withdrawn from the Company and the certain former directors breached their respective fiduciary duties to the Company. The issues are expected to be heard in court February 2009.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Drucker, Inc., through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Bids and Offers for the Company's common stock are quoted by the NASD on the Over-the-Counter Bulletin Board. Such over the counter market quotations reflect interdealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions. The Company is delinquent in its reporting obligations for the years 2005, 2006 and 2007.

As of December 31, 2004 the Registrant had 60 shareholders of record of its common stock.

No dividends on outstanding common stock have been paid within the last two fiscal years and the Company does not anticipate or intend upon paying dividends for the foreseeable future.

ITEM 6. Management's Discussion and Analysis or Plan of Operation

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

Overview

On June 15, 2003 the Company entered into an Acquisition Agreement to acquire 100% of the issued and outstanding shares of Beijing Beike-Masic Automation Engineering Company Limited ("BK"), a Chinese company specializing in industrial automation, in exchange for 93,020,800 shares of common stock of the Company, calculated on a pre-consolidation basis. The Agreement provided for a one for three reverse split of all the outstanding shares of Drucker to be approved by shareholders before the issuance of the additional shares would be completed. Pursuant to the Agreement, the Company issued 17,500,000 common shares pre-consolidation.

Shareholders' did not approve the required reverse split and the agreement did not complete. Subsequently the Company cancelled the 17,500,000 common shares previously issued.

During the period of the agreement directors of the Company expended $2,023,986 pursuant to negotiations thereto. The negotiations were unsuccessful and upon review of the expenditures by current management it became evident that proper corporate governance and financial controls had not been followed by prior management with respect to the expenditures; therefore the Company demanded the $2,023,986 be returned to the Company. The debt was recovered during 2007.

Results of Operations

During the fiscal year ended December 31, 2004 the Company's revenues were derived from the disposal of 495,600 shares of Tanganyika Oil Company Ltd. for a gain of $2,348,896 and earned interest income of $6,621, for total revenue of $2,355,517. The Company incurred expenses of $1,351,822 in general and administrative expenditures as compared to $434,261 for the same period of the prior year. The increase of $917,561 was due in large part to the legal and accounting fees incurred in connection with the failed BK acquisition. No future commitments exist for the BK acquisition.

The 2004 level of expenditures did not continue into 2005 based on the Company’s current business situation. The Company currently has sufficient cash to operate for the balance of 2005 at its current level of business. This could change, however, if any other business venture were to be embarked upon and the available cash could be depleted more rapidly.

In 2004 the net loss was $(1,159,825) compared to a net income of $899,988 for 2003. The operating loss in 2004 includes additional costs related to the Company’s failed attempt to acquire Beijing Beike-Masic Automation Engineering Company Limited ("BK") and includes $1,652,801 written off at December 31, 2004 as a bad debt when parties related to the Company received funds from the Company for the advancement of the acquisition of BK, the BK acquisition did not complete and the acquisition agreement was terminated. As a consequence, the Company demanded $2,023,986 of the funds advanced to the related parties be returned to the Company and initiated legal action for their return. As a consequence of the legal action the defendant parties agreed to return certain hard assets of the Company which were in their possession and further agreed to provide such other funds which may be earned in the future by such parties from finders fees on third party agreements up to a maximum of $5,000,000 inclusive of the $2,023,986 subsequently returned to the Company. The resulting account receivable was fully allowed for as a bad debt at December 31, 2004. Subsequent to December 31, 2004 the Company received $249,492 in recovery of the bad debt and received 9,639,000 shares of common stock of Great China Mining, Inc. (now Continental Minerals Corporation – 1,097,296 shares) in early 2007 with a then current market value of $1,821,511 in (partial) settlement of the accounts receivable from related parties and in recovery of the bad debt.

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

The Company had cash at December 31, 2004 of $271,669 and stock of Tanganyika Oil Company, Ltd. valued at $93,921. The Company's primary capital resources are its cash on deposit, the stock from another company, Tanganyika Oil Company, Ltd., and its own authorized capital. 495,600 shares of Tanganyika were sold during 2004 and 14,700 shares were held as of December 31, 2004. Management will continue to sell the remaining shares for working capital purposes, if required. The Company's own stock may be illiquid because it is restricted in an unproved company with a short history of income generation.

The Company will be dependent on its cash reserves for its short term needs. The Company had current assets of $271,669 at December 31, 2004 and had current liabilities of $23,440. These amounts are sufficient for the Company to continue operations at a reduced level until the end of 2005. This could change, however, if any other business venture were to be embarked upon, and the available cash could be depleted much more rapidly. On a long-term basis, the Company has no long term or other debt.

The Company also has an amount due from a related party of $116,389. The Company has negotiated for repayment by installments of the amount due.

The Company has no plans for significant research and development or for capital expenditures in the next twelve months, nor does it expect to hire any employees, subject to its discovery and completion of a merger opportunity.

Market Risk

Except for the securities held for sale, the Company does not hold any derivatives or other investments that are subject to market risk. The carrying values of any financial instruments approximate fair value as of those dates because of the relatively short-term maturity of these instruments eliminating any potential market risk associated with such instruments.

Need for Additional Financing

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover expenses as they may be incurred.

In the event the Company's cash and other assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

ITEM 7. Financial Statements

DRUCKER, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Drucker, Inc.

We have audited the accompanying balance sheet of Drucker, Inc. (a development stage company) as of December 31, 2004 and the related statements of operations, cash flows and stockholders’ equity for the year ended December 31, 2004 and the period from February 2, 2002 (date of re-entry into the development stage) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2003 and for the period from February 2, 2002 (date of re-entry into the development stage) to December 31, 2003 were audited by other auditors whose report dated April 13, 2004 expressed an unqualified opinion on those financial statements. The financial statements as of December 31, 2003 and for the period from February 2, 2002 (date of re-entry into the development stage) to December 31, 2003 reflect a total net loss of $5,340,528 of the related cumulative totals. Our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of Drucker, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the year then ended and for the period from February 2, 2002 (date of re-entry into the development stage) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
September 27, 2007

DRUCKER, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2004	2003

ASSETS
Current Assets
Cash	$271,669	$1,274,931
Marketable Securities (Note 8)	113,043	2,927,112
Prepaid expenses and other current assets	-	4,728
Prepaid expenses – related party (Note 3)	-	18,265
	384,712	4,225,036

Equipment (Note 2)	6,348	14,729
Due from related party (Note 3)	116,389	111,652
Acquisition advances (Note 7)	2,788,951	-

	$3,296,400	$4,351,417

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$23,440	$56,520

COMMITMENTS (Notes 6 and 9)
SUBSEQUENT EVENTS (Note 9)

Stockholders' Equity
Common stock (Note 5)
Authorized: 50,000,000 common shares, $0.001 par value
Issued and outstanding: 49,976,250 (2003 – 32,476,250) shares	49,615	32,115
Additional paid-in capital	9,615,254	6,843,803
Other Comprehensive Income	108,444	2,759,507
Accumulated deficit	(6,105,675)	(6,135,675)
Retained Earnings (Deficit) accumulated during the development stage	(394,678)	795,147
Total Stockholders' Equity	3,272,960	4,294,897

	$3,296,400	$4,351,417

The accompanying notes are an integral part of these financial statements.

DRUCKER, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			February 2,
	Year Ended	Year Ended	2002 to
	December 31,	December 31,	December 31,
	2004	2003	2004
EXPENSES
Consulting (Note 3)	262,754	232,053	593,804
Depreciation	1,858	1,406	4,390
Foreign exchange (gain) loss	21,693	(5,492)	16,712
Legal and professional	914,863	162,968	1,072,660
Other operating expenses	150,654	43,326	209,860

LOSS BEFORE OTHER ITEMS	1,351,822	434,261	1,897,426

Other (income) expense
Gain on disposal of securities – available for sale (Note 4)	(2,348,896)	(1,364,530)	(3,713,426)
Write off of acquisition advances (Note 7)	1,652,801	-	1,652,801
Interest income	(6,621)	(6,638)	(18,916)
	(702,716)	(1,371,168)	(2,079,541)

LOSS (INCOME) FROM CONTINUING OPERATIONS	649,106	(936,907)	(182,115)

LOSS FROM DISCONTINUED OPERATION
Loss from discontinued operations, net of income taxes	510,719	36,919	576,794

NET LOSS (INCOME)	$1,159,825	$(899,988)	$394,679

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
– BASIC AND DILUTED	38,133,784	32,476,250

The accompanying notes are an integral part of these financial statements.

DRUCKER, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
From February 2, 2002 to December 31, 2004

					Accumulated
		Stock	Additional		Other
	Common	Amount At	Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
		$	$	$	$	$
Balance, February 2, 2002	32,476,250	32,115	6,843,803	(5,968,278)	-	907,640

Components of comprehensive income:
Translation adjustments	-	-	-	-	170	170
Unrealized gain on securities	-	-	-	-	54,315	57,315
Net loss	-	-	-	(272,238)	-	(272,238)
Balance, December 31, 2002	32,476,250	32,115	6,843,803	(6,240,516)	54,485	689,887

Components of comprehensive income:
Translation adjustment	-	-	-	-	(9,966)	(9,966)
Unrealized gain on securities	-	-	-	-	2,714,988	2,714,988
Net income	-	-	-	899,988	-	899,988

Balance, December 31, 2003	32,476,250	32,115	6,843,803	(5,340,528)	2,759,507	4,294,897

Issuance of common shares for
acquisition of BK	17,500,000	17,500	2,771,451	-	-	2,788,951
Components of comprehensive income:
Translation adjustment	-	-	-	-	9,796	9,796
Realized gain on securities	-	-	-	-	(2,660,859)	(2,660,859)
Net loss	-	-	-	(1,159,825)	-	(1,159,825)
Balance, December 31, 2004	49,976,250	49,615	9,615,254	(6,500,353)	108,444	3,272,960

The accompanying notes are an integral part of these financial statements.

DRUCKER, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year ended	Year Ended	February 2, 2002
	December 31,	December 31,	to December 31,
	2004	2003	2004
Cash flows from operating activities
Net income (loss) from continuing operations	$(649,106)	$936,307	$182,115
Depreciation	1,858	2,286	5,270
Gain on disposal of securities – available for sale	(2,348,896)	(1,364,530)	(3,713,426)
Changes in assets and liabilities
(Increase) decrease in prepaid expenses	4,728	(1,907)	1,008
(Increase) decrease in due from a related company	4,737	(6,154)	7,376
(Increase) decrease in prepaid expenses – related party	-	(16,195)	18,265
Increase (decrease) in accounts payable and accrued liabilities	(33,080)	42,307	2,334
Net cash flows used in continuing operations	(3,019,759)	(407,886)	(3,497,058)
Net cash flows used in discontinued operations	(495,405)	(36,319)	(477,578)

Cash flows from investing activities
Proceeds from disposal of securities – available for sale	2,502,106	1,519,586	4,021,692
Advances from discontinued operations of disposed subsidiary	-	-	241,306
Disposal of equipment	-	(16,693)	(16,693)
Net cash flows provided by investing activities	2,502,106	1,502,893	4,246,305

Effect of foreign exchange on cash	9,796	(9,966)	-

Increase (Decrease) in cash	(1,003,262)	1,048,722	271,669
Cash – beginning	1,274,931	226,209	-

Cash – ending	$271,669	$1,274,931	$271,669

Supplemental information:
Cash paid for:
Interest	$-	$30	$-
Income taxes	-	-	-

Non-cash investing activities:
Shares received in the sale of subsidiary	$-	$-	$312,865
Shares issued on acquisition	$2,788,951	$-	$2,788,951

The accompanying notes are an integral part of these financial statements.

DRUCKER, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Drucker Inc. (the “Company”) is a Delaware corporation. By an agreement dated February 1, 2002, the Company disposed of its wholly-owned subsidiary, Drucker Petroleum, Inc. During the year ended December 31, 2004, the Company abandoned its wholly-owned subsidiary, Drucker Mining, Inc. As a result of this disposal, the Company entered the development stage and its plan is to seek out investigate, and if warranted, acquire one or more resource properties and businesses and to pursue other related activities intended to enhance shareholder value.

These financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue its operations for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of business. The Company has incurred losses since inception resulting in an accumulated deficit of $6,500,353. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of December 31, 2004 the Company is not able to finance day-to-day activities through operations. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there from and/or raise equity capital or borrowings sufficient to meet current and future obligations.

Summary of Significant Accounting Policies
Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Marketable Securities – Marketable securities are classified as available-for-sale, stated at market value as determined by the most recently traded price at the balance sheet date with the change in fair value (unrealized gains or losses) during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Realized gains and losses are recognized in earnings.

Equipment – Equipment is stated at cost and is depreciated over the assets’ estimated useful lives ranging from three to five years. Significant improvements and betterments to equipment is capitalized where it is probable that the expenditure resulted in an increase in the future economic benefits expected to be obtained from the use of the asset beyond its originally assessed standard of performance. Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of equipment are recognized in the statement of operations based on the net disposal proceeds less the carrying amount of the assets.

Impairment of Long-lived Assets – The Company reports the impairment of long-lived assets and certain identifiable intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Certain long-lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever assets or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, an impairment loss is recognized in the period it is determined.

Income taxes – The Company accounts for income taxes following the provisions of SFAS No. 109 “Accounting for Income Taxes”. Under SFAS No. 109 deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Foreign currency translations – The Companies functional currency is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet date and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Fair value of financial instruments – The carrying value of cash, marketable securities, accounts payable and other accrued liabilities and certain amounts due from and to related parties approximate their fair value due to their short maturities. Certain amounts due to related parties are repayable in shares and the fair value of these amounts are calculated with reference to the fair value of the shares due.

Earnings per share – Basic earnings or loss per share are based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings or loss per share is computed by dividing income or loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.” Diluted earnings or loss per share do not differ from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings or loss per share in the future such as options and warrants are not included in the computation of diluted earnings or loss per share because to do so would be anti-dilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-based compensation – Stock-based compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB No. 123, and "Accounting for Stock-Based Compensation". This statement amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends APB Opinion No. 28 "Interim Financial Reporting" to require disclosure about those effects in interim financial information. The Company adopts the disclosure provisions and the amendment to APB No. 28 effective for interim periods beginning after December 15, 2002.

Comprehensive income – The Company includes items of other comprehensive income, such as translation adjustments and unrealized gains or losses on marketable securities, in the financial statement and displays the accumulated balance of other comprehensive income in the statement of stockholders equity. The Company discloses comprehensive income, the total of other comprehensive income and accumulated deficit, in the balance sheet.

Reclassification – Certain prior period amounts have been reclassified to conform to the current years’ presentation.

Recent Accounting Pronouncements – The FASB issued the following pronouncements, only one is expected to have a significant affect on the financial statements:

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

NOTE 2 – EQUIPMENT

Equipments consist of the following:

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004 the Company prepaid travel expenses of $Nil (2003: $18,265) to an officer and director of the Company.

	2004	2003
Computer equipment	$3,680	$9,347
Furniture and fixtures	9,290	11,026
Total	12,970	20,373
Less accumulated depreciation	(6,622)	(5,644)
Net book value	$6,348	$14,729

At December 31, 2004 the Company is owed $116,389 (2003: $111,652) from a company with common directors. This loan is unsecured, bears interest at the US Bank prime rate plus one percent calculated semi-annually and has no specified repayment terms.

During the year ended December 31, 2004 interest of $6,621 (2003: $7,010) was paid to the Company by a company with common directors.

During the year ended December 31, 2004 the Company was charged consulting fees of $262,754 (2003: $197,359) by companies with common directors and with current and former directors of the Company.

Related party transactions are measured at the exchange amount which is the amount agreed to by the related parties.

NOTE 4 – INCOME TAXES

The provision for income taxes reported differs from the amounts computed by applying aggregate US federal and state income tax rates for the loss before tax provision due to the following:

	2004	2003

Loss before income taxes	$(1,159,825)	$(899,988)
Statutory tax rate	40%	40%

Expected recovery of income taxes computed at standard rates	(463,930)	(359,995)
Changes in valuation allowance	463,930	359,995

Income tax recovery	$-	$-

The approximate tax effect of each type of temporary difference that gives rise to the Company’s deferred tax assets and liabilities are as follows:

	2004	2003

Components of deferred tax assets and liabilities:
Non capital loss carry forwards	$3,045,000	$2,650,000

Less: Valuation allowance	(3,045,000)	(2,650,000)

Net deferred tax asset	$-	$-

The Company has available net operating loss carry forwards of approximately $6,400,000 (2003: $5,500,000) for tax purposes to offset future taxable income, which expire beginning 2015. The Company has accumulated capital losses of approximately $132,000 available to offset future years’ capital gains. The potential deferred tax benefits of these losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

NOTE 5 – COMMON STOCK

Common stock
Authorized:
50,000,000 shares of common stock with a par value of $0.001 per share.

Issued and outstanding:
During the year ended December 31, 2004 the Company issued 17,500,000 shares of common stock with a fair value of $2,788,951 as part of the purchase consideration for Beijing Beike-Masic Automation Engineering Company Limited ("BK") (See Note 6).

Share Purchase Warrants
At December 31, 2004 the Company has 11,084,130 (2003: 11,084,130) share purchase warrants outstanding. Each warrant entitles the holder the right to purchase one additional unit of the Company at $0.40 per unit until the earlier of March 31, 2005 and the 90th day after the day on which the weighted average trading price of the Company’s shares exceed $0.60 per share for 10 consecutive trading days. Each unit consists of one common share of the Company and one additional warrant. Each additional warrant entitles the holder thereof the right to purchase one additional common share of the Company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants. The warrants expired unexercised subsequent to December 31, 2004 (See Note 9).

Stock Options
At December 31, 2004 the Company has 2,950,000 (2003: 2,950,000) stock options outstanding to officers, directors and employees (1,175,000) of the Company and consultants (1,775,000) to the Company to purchase shares of the Company’s common stock at an exercise price of $0.40 per share, expiring on March 31, 2006. The weighted average exercise price is $0.40 per share and the number of stock options outstanding is equal to the number exercisable as there are no vesting provisions. The options expired unexercised subsequent to December 31, 2004 (See Note 9).

NOTE 6 – TERMINATED TRANSACTION

By an agreement dated June 15, 2003 the Company agreed to acquire 100% of the issued shares of BK for the issuance of 17,500,000 shares of common stock (pre-consolidation) in escrow, and a further 25,173,600 common shares (post-consolidated) after the shareholders have approved a consolidation of the Company's shares on a 3 old shares for 1 new share basis and audited financial statements of BK have been delivered. The Company agreed to pay legal fees in common shares equal to 7% of the total shares issued under the agreement. BK, a business corporation incorporated under the laws of the Peoples Republic of China, is a provider of complete system solutions for industrial automation and control.

During the year ended December 31, 2004 the Company issued 17,500,000 common shares with a fair value of $2,788,951 pursuant to this agreement. However, as BK failed to deliver audited financial statements to the Company, the Company’s shareholders did not approve the forward split and announced it had decided not to proceed with the acquisition of BK resulting in these shares being cancelled during the year ended December 31, 2006 (See Note 9).

NOTE 7 – ACQUISITION ADVANCES

Former directors of the Company, associates of former directors of the Company and companies related to former directors of the Company received funds from the Company for the advancement of the acquisition of BK, as described in Note 6 above. The BK acquisition did not close and the acquisition agreement was terminated subsequent to December 31, 2004 (See Note 9). The Company demanded funds advanced be returned and subsequently initiated legal action to recover the funds. During the year ended December 31, 2004 the Company fully provided against these advances due to the uncertainty of their collection. Subsequent to December 31, 2004 the Company recovered certain of these advances (See Note 9).

NOTE 8 – MARKETABLE SECURITIES

During the year ended December 31, 2004 the Company disposed of 495,600 shares in Tanganyika Oil Company Ltd., a Company listed on the TSX Venture Exchange. The marketable securities disposed of had a cost base of $153,210 and an associated unrealized gain of $2,660,859, deferred in other comprehensive income at December 31, 2003. The proceeds on disposal were $2,502,106 resulting in a gain of $2,348,896. At December 31, 2004, there are 14,700 shares in Tanganyika Oil Company Ltd. remaining, with a cost base of $4,599.

Reconciliation of unrealized gains included in other comprehensive income is as follows:

There is no provision for income tax expense due to the utilization of available income tax  loss carry-forwards.

	2004	2003
Beginning balance	$2,769,303	$54,315
Unrealized holding gains during period	-	3,723,370
Reclassification – gains included in earnings	(2,660,859)	(1,008,382)
Ending balance	$108,444	$2,769,303

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2004 the Company borrowed 1,250,000 shares of Great China Mining, Inc. (“GCM”), a company quoted on the OTC Bulletin Board, from a company with common directors. These shares were disposed of for proceeds of $187,756. Subsequent to the share loan, GCM merged with Continental Minerals Corporation (“CMC”), a company also listed on the TSX-Venture Exchange. In accordance with the merger every 8.7873 GCM shares were exchanged for one CMC share. The 1,250,000 shares of GCM were repaid subsequent to year end.

Subsequent to December 31, 2004, a termination agreement was entered into with the vendors of BK to put all parties back in the position they were in before the acquisition agreement was executed including returning any BK interest acquired and canceling all of the 17,500,000 common shares of the Company that was issued as part of the acquisition agreement.

Subsequent to December 31, 2004, the Company reached a settlement agreement with a former director and companies related to him for the recovery of acquisition advances totaling CAD$200,000. These funds were received subsequent to December 31, 2004.

Subsequent to December 31, 2004, action has been settled with one of the former directors. The settlement called for the former director to pay the Company USD $64,480, CAD $129,462, and to transfer of 9,639,000 shares of common stock of GCM to the Company. Subsequent to December 31, 2004 the Company received cash of USD $185,286 (CAD $198,562) in recovery of the advance. 9,639,000 shares of common stock of GCM were received during the year ended December 31, 2006 in full settlement of the funds advanced to the directors. Of the 9,639,000 shares of common stock of GCM received, 1,250,000 were returned to a company with common directors.

Subsequent to the year ended December 31, 2004 the Company disposed of its remaining 14,700 shares in Tanganyika Oil Company Ltd. The proceeds on disposal were $110,935 resulting in a gain of $106,336.

Subsequent to the year ended December 31, 2004, all 11,084,130 of the share purchase warrants expired unexercised and 2,950,000 stock options outstanding at December 31, 2004 expired unexercised.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Effective March 18, 2004 Amisano Hanson, Chartered Accountants, resigned as the principal accountant engaged to audit the financial statements of Drucker, Inc. (the "Company"). Amisano Hanson performed the December 31, 2002 and 2001 audits of the Company's financial statements. During this period and the subsequent interim period prior to their resignation, there were no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Amisano Hanson’s satisfaction would have caused Amisano Hanson to make reference to this subject matter of the disagreements in connection with Amisano Hanson’s audit report, nor were there any "reportable events" as such term is defined in Item 304(a)(1)(iv) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended ("Regulation S-K").

On March 18, 2004, the Company engaged Clancy & Co. P.L.L.C. to audit the Company's financial statements for the year ended December 31, 2003. Prior to its engagement, the Company had not consulted with Clancy & Co. P.L.L.C. with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject or disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K). The Board of Directors of the Company approved the change in accountants described herein and Clancy & Co. performed the December 31, 2003 audit of the Company's financial statements.

Due to timing constraints, Clancy & Co resigned as auditors for the Company effective May 25, 2006. There were no reportable disagreements between the Company and Clancy & Co. On May 26, 2007 the Company engaged Dale Matheson Carr-Hilton Labonte, Chartered Accountants, (DMCL) to audit the Company's financial statements. Prior to its engagement, the Company had not consulted with DMCL with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject or disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K). The Board of Directors of the Company approved the change in accountants described herein and DMCL performed the December 31, 2004 audit of the Company's financial statements.

ITEM 8A. Controls and Procedures

The Company's president, as chief executive officer, and the Company's chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 15, 2007 the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, with the exception that the Company was not prepared to file this form 10KSB for the year ended December 31, 2004 in a timely manner and has become delinquent in its reporting responsibilities. The Company has taken measures to reorganize its affairs and is in the process of bringing its required filings to a current status.

(b) Changes in Internal Controls

Subsequent to December 31, 2004 and to January 13, 2006, the then board of directors failed to maintain the Company’s internal controls. Based on their subsequent evaluation as of December 15, 2007 the current chief executive officer and chief financial officer have concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, with the exception of a lack of control over the then board of directors in their disbursement of funds from the Company. Due to the lack of economic size of its business, the Company relies upon its board of directors for active management and maintenance of its internal controls over operations and reporting. Subsequent to the year ended December 31, 2004, on January 13, 2006, the Company accepted all except one of the resignations of its then directors and appointed two new directors to manage the Company and to bring its required public filings to a current status. The Company subsequently determined to put in place proper corporate governance wherein as a minimum, monthly documented board meetings are to be held and are to include a review of finances, there are to be outside directors on the board with an audit committee composed of at least one outside director and the Company will separate the board from day to day operations wherever practical.

ITEM 8B. Other Information

There were no other reportable events during the quarter ended December 31, 2004.

PART III

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

(a) The following table furnishes the information concerning our directors and officers as of December 31, 2006 as well as those who were directors as of December 31, 2004. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.

Name	Age	Title	Term

Robert Smiley	60	President	Annual
(appointed January 13, 2006

Gerald William Runolfson	62	Director (and former President
(December 31, 2002		re-appointed January 13, 2006)
to June 15, 2003)		Secretary and Director	Annual

Aloysius (Ken) Kow	63	Director	Annual
(appointed January 13, 2006

Ronald Xiuru Xie	41	President, CEO, Acting CFO
(appointed June 16, 2003)		and Director (resigned
		January 13, 2006)

Nick Ringma	56	Vice President and Director
(appointed June 16, 2003)		(resigned January 13, 2006)

Wei Zhang Liu	53	Director and Chairman
(appointed August 11, 2003)		(resigned January 13, 2006)

Liang Hong	40	Director
(appointed August 11, 2003)		(resigned January 13, 2006)

Liang Song Ge	38	Director
(appointed August 11, 2003)		(resigned January 13, 2006)

Yi Kang Sun	71	Director
(appointed August 11, 2003)		(resigned January 13, 2006)

The term of office for each director is set at one (1) year or until his/her successor is elected at the Company's annual meeting. The term of office for each officer is determined by the board of directors.

As of August 31, 2003, the Board of Directors acts as the Audit Committee and Compensation Committee.

(b) Identification of Significant Employees.

There are no employees other than the directors disclosed above who make, or are expected to make, significant contributions to the business, the disclosure of which would be material.

(c) Family Relationships. None

(d) Business Experience.

The following is a brief account of the business experience during the past five years of each director and executive officer of the Registrant, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

MANAGEMENT EXPERIENCE

GERALD WILLIAM RUNOLFSON, during the fiscal year ended December 31, 2004 was Secretary and Director, age 62, and was President and Director of Drucker, Inc. from 1991 to June 2003. He received a Bachelor of Science in Civil Engineering in 1963 from University of Saskatchewan, Canada. He studied Business Administration 1970 - 1971 at University of Alberta, Canada. From 1988 to 2000, he has been President of International Butec Industries Corp., Vancouver, BC, a company involved in mining exploration but switched to high tech (smart card technology) in 2000. He has resigned as an officer and director from Butec effective January 29, 2001. From 1991 to 1994 he was President of N-Viro Recovery, Inc. and from 1994 to present he has been President of Elkon Products, Inc. of Vancouver, B.C. The principal business of Elkon Products is the supply of silica fume. Silica fume is a product 100 times finer than cement and is a byproduct of the silicon metal manufacturing business. Elkon has the exclusive Canadian distribution rights for all silica fume produced in Canada. The product is used mainly in oil well cementing operation and in concrete construction. It is delivered by bulk rail car from Quebec to Alberta and then delivered by tanker truck to customers. Major customers include the oilfield service companies: Halliburton, BJ Services. He has been a Director of Horseshoe Gold Mines since 1991, a mining exploration company currently focusing on diamond exploration in Northern Canada. He resigned as President of Drucker Inc. in June 2003 and was then appointed Secretary.

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

(e) Directors' Compensation

Each member of the Board of Directors receives outside travel expenses for each Board meeting he attends and for each Committee meeting he attends during the fiscal year. Directors who are also officers of the Company receive no compensation for services as a director. Certain directors have received consulting and other fees – see Item 10.

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

There is no procedure in place to allow officers or directors to resolve potential conflicts in an arms-length fashion. Accordingly, any director will be required to use his or her discretion to resolve them in a manner he or she considers appropriate.

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

ITEM 10. Executive Compensation

(a) Cash Compensation.
Compensation paid, for all services provided during the fiscal year ended December 31, 2004, to each of our executive officers and to all officers as a group is set forth below.

SUMMARY COMPENSATION TABLE OF EXECUTIVES

		Annual Compensation			Awards
Name and	Year	Salary	Bonus	Other Annual	Restricted	Securities
Principal		($)	($)	Compensation	Stock Award	Underlying
Position				($)	($)	Options/SARs(#)

Gerald Runolfson	2004	0	0	18,000	0	0
Secretary/Director	2003	0	0	20,000	0	0
	2002	0	0	23,000	0	0
	2001	0	0	24,000	0	0

Ronald Xie	2004	0	0	180,350	0	0
President/Director	2003	0	20,000	70,000	0	0
	2002	0	0	0	0	0
	2001	0	0	0	0	0

Nick Ringma	2004	0	0	42,800	0	0
Vice President/Director	2003	0	10,000	28,000	0	0
	2002	0	0	0	0	0
	2001	0	0	0	0	0

Aloysius (Ken) Kow	2004	0	0	0	0	0
Director	2003	0	0	36,919	0	0
(resigned August 2003)
(re-appointed January 2006)

Zhang Liu Wei	2004	0	0	0	0	0
Director	2003	0	0	0	0	0

Hong Liang	2004	0	0	60,000	0	0
Director	2003	0	0	0	0	0

Liang Song Ge	2004	0	0	0	0	0
Director	2003	0	0	0	0	0

Liang Hong	2004	0	0	0	0	0
Director	2003	0	0	0	0	0

Yi Kang Sun	2004	0	0	0	0	0
Director	2003	0	0	0	0	0

Joseph Tong	2003	0	0	0	0	0
Director
(resigned June 2003)

Ernest Cheung	2003	0	0	6,000	0	0
Secretary	2002	0	0	25,000	0	0
(resigned June 2003)	2001	0	0	48,000	0	0

Patrick Chan	2003	0	0	0	0	0
Chairman	2002	0	0	0	0	0
(resigned June 2003)	2001	0	0	0	0	0

Officers	2004	0	0	301,150	0	0
as a group	2003	0	30,000	124,000	0	0
	2002	0	0	48,000	0	0
	2001	0	0	72,000	0	0

(b) Compensation Pursuant to Option Plans. See Summary Compensation Table of Executives

(c) Other Compensation.

None. No stock appreciation rights or warrants to management exist.

(d) Compensation of Directors.

Compensation paid by us for all services provided during the fiscal year ended December 31, 2004 to each of our directors and to all directors as a group is set forth above.

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

The above options were issued in November 1999 with expiry March 31, 2006 and exercisable at US$0.40 per share. As of the date of this report all of the above options expired unexercised.

At the time of the issuance of the options:

(1)	Mr. Chan was Chairman of the Board.
(2)	FKT Exploration Consultant, Ltd. is owned by Fred Tse, a consultant to the Company.
(3)	Ken K Consultant, Ltd. is owned by Aloysius (Ken) Kow, a paid consultant and director of the Company.
(4)	Cobilco is owned by Raoul Tsakok, a major shareholder of Richco Investors, Inc. which is in turn a shareholder of the Company.
(5)	Lancaster Pacific Investment, Ltd. is owned by Paul Chan, a consultant to the Company.
(6)	Mr. Runolfson is a current director and past President of the Company.
(7)	Yonderiche Int'l Consultants is owned by Jack Song, a consultant to the Company.
(8)	808719 Ont., Ltd. is owned and controlled by Joe Tong, a director of the Company.
(9)	Gemsco Management, Ltd. is owned and controlled by Maurice Tsakok, a director of Richco Investors, Inc. which is a major shareholder of the Company.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms that they file. All prior officers and directors had previously filed reports under 16a as required, although all of them were filed late in 2003 as to Forms 3. To the knowledge of the Company, no reports have been filed for 2004 and subsequent periods.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial owners of five percent (5%) or greater, of the Registrant's Common Stock and Warrants: No Preferred Stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's Common Stock known by us based upon 49,976,250 shares outstanding at December 31, 2004.

(i) Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Interest	Percent of Class

Common Stock	Richco Investors, Inc. 789 West Pender St. #950 Vancouver, B.C. Canada V6C 1H2	9,225,000 *	18.46%

Common Shares	Beijing Beike Machinery Electronics Materials Hightech Corp.	17,500,000 **	35.02%

* 9,225,000 shares are owned by Richco Investors, Inc. Richco Investors, Inc. is beneficially owned by Raoul Tsakok through ownership of approximately 50% of the shares of common stock of Richco Investors, Inc. Additionally, Mr. Tsakok, through Cobilco, Inc., has an option to acquire 550,000 shares of the Company.

** Liang Song Ge, Liang Hong, Wei Zhang Liu, Yi Kong Sun, and USTB (university) received an aggregate of 17,500,000 shares. Subsequent to December 31, 2004 the 17,500,000 shares were returned to the Company and cancelled.

(ii)

The following sets forth information with respect to our Common Stock beneficially owned by each officer and director of the Company at December 31, 2004 and by all directors and officers as a group. (Table includes options granted to officers and directors. See Item 10(f) Stock Purchase Options.)

Title	Name of	Amount and	Percent
of	Beneficial	Nature of	of
Class	Owner	Beneficial Ownership	Class

Common	Gerald Runolfson	512,501 ***	1.5%
Director
(former President)
	Vancouver, B.C., Canada	(812,501 *** including options 2.4%)

*** Porta-Pave Industries, Inc. (a company owned by the Runolfson family) owns 380,002 shares. Gerald Runolfson individually owns 132,499 shares and has an option to acquire 300,000 shares.

ITEM 12. Certain Relationships and Related Transactions, and Director Independence

Richco Investors, Inc., a major shareholder of the Company, is indebted to the Company for $116,389 at December 31, 2004, with no fixed terms of repayment.

On June 15, 2003, the Company entered into an Acquisition Agreement to acquire 100% of the issued and outstanding shares of Beijing Beike-Masic Automation Engineering Company Limited ("BK"), a Chinese company specializing in industrial automation, in exchange for 93,020,800 shares of common stock of the Company, calculated on pre-consolidation basis. The Agreement provided for a one for three reverse split of all the outstanding shares of Drucker to be approved by shareholders before the issuance of the shares may be completed. Pursuant to the Agreement, the Company issued 17,500,000 common shares pre-consolidation February 1, 2004 for the acquisition of 25% of the BK shares.

The new officers, directors, and principal shareholders of the Company, Liang Song Ge, Liang Hong, Wei Zhang Liu, Yi Kong Sun, and USTB (university) received an aggregate of 17,500,000 shares in 2004 and were to receive an additional 75,520,800 shares in 2004 upon completion of a reverse split or increase of authorized capital. Upon the completion of the proposed reverse split or increase of authorized capital the Company committed to issue to an officer 6,511,456 shares in payment of legal fees for the transaction, which is equal to 7% of the stock issued and to be issued for the BK transaction. Neither the reverse split nor the increase of authorized capital of the Company received shareholders' approval and the acquisition transaction and agreement was terminated.

ITEM 13. Exhibits

None for the reporting period

ITEM 14. Principal Accountant Fees and Services

(1) Audit Fees

Dale Matheson Carr-Hilton Labonte, LLP (“DMCL”), provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2004.

Clancy and Co., P.L.L.C. {"Clancy") provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2003.

Amisano Hanson ("AH") provided audit services to the Company in connection with the Company's annual report for the fiscal year ended 2002.

The aggregate fees billed by DMCL for the 2004 audit of the Company's annual financial statements were $22,000. The aggregate fees billed by Clancy for the 2003 audit of the Company's annual financial statements was $12,000 and the aggregate fees billed by AH for the 2003 quarterly reviews of the Company was $9,369. The aggregate fees billed by AH for the 2002 audit of the Company's annual financial statements and a review of the Company's quarterly financial statements was $31,319.

(2) Audit Related Fees

No fees were billed by DMCL, Clancy or AH to the Company for professional services that are reasonably related to the audit or review of the Company's financial statements that are not disclosed in "Audit Fees" above for either 2004, 2003 or 2002.

(3) Tax Fees

No fees were billed by DMCL, Clancy or AH to the Company in 2004, 2003 or in 2002 for professional services rendered in connection with the preparation of the Company's tax returns for the period.

(4) All Other Fees

No fees were billed by DMCL, Clancy or AH to the Company for other professional services rendered or any other services not disclosed above.

(5) Audit Committee Pre-Approval

As of August 31, 2003, the Board of Directors acts as the Audit Committee and the Compensation Committee.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRUCKER, INC.

Date: December 15, 2007	By:	/s/ Robert Smiley
Robert Smiley,
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 15, 2007	By:	/s/ Robert Smiley
Robert Smiley,
President and Director

Date: December 15, 2007		/s/ Aloysius (Ken) Kow
Aloysius (Ken) Kow,
Director

Date: December 15, 2007		/s/ Gerald W. Runolfson
Gerald W. Runolfson,
Director