Form 10-Q
period 2005-03-31
DRUCKER INC
filed 2008-12-04
CIK 1042053

     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2005

Commission File Number 0-29670

DRUCKER, INC.
(Exact name of registrant as specified in its charter)

Delaware	N/A
(State of incorporation)	(I.R.S. Employer Identification No.)

Suite 900 - 789 West Pender Street, Vancouver, B.C., Canada V6C 1H2
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (604) 689-4407

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _ No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

49,976,250 as of March 31, 2005

Transitional Small Business Disclosure Format (Check one):      Yes _ No X

DRUCKER, INC.

ITEM 1. FINANCIAL STATEMENTS

DRUCKER, INC.
BALANCE SHEET

	March 31,	December 31,
	2005	2004

	(Unaudited)
ASSETS

Current Assets
Cash	$135,184	$271,669
Marketable securities - available for sale – note 3	-	113,044

Total Current Assets	135,184	384,713

Investment - at cost – note 4	2,788,950	2,788,950
Fixed assets, net	6,030	6,348
Due from related parties	120,961	116,389

Total Assets	$3,051,125	$3,296,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$22,594	$23,440

Stockholders' Equity
Common Stock : $0.001 Par Value – note 2
Authorized : 50,000,000
Issued and Outstanding : 49,976,250	49,615	49,615
Additional Paid In Capital	9,615,254	9,615,254
Accumulated Other Comprehensive Income	-	108,444
Accumulated Deficit	(6,636,338)	(6,500,353)

Total Stockholders' Equity	3,028,531	3,272,960

Total Liabilities and Stockholders' Equity	$3,051,125	$3,296,400

See condensed notes to financial statements.

DRUCKER, INC.
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2005 and 2004 and
from February 2, 2002 (date of entering the development stage)
to March 31, 2005			February 2,
(Unaudited)			2002 to
			March 31,
	2005	2004	2005

Expenses
Legal and professional	$53,565	$166,105	$1,126,225
Consulting	14,844	181,733	608,648
Depreciation	318	1,566	4,708
Foreign exchange loss	27,361	19,333	44,073
Other operating expenses	22,082	84,338	231,942

Total expenses	(118,170)	(453,075)	(2,015,596)

Other income (expense)
Gain on disposal of securities – note 3	106,336	436,100	3,819,762
Acquisition advances written off – note 5 (128,876)		-	(1,781,677)
Equity income	-	21,177	-
Interest income	4,725	3,393	23,641

Total other income (expense)	(17,815)	460,670	2,061,726

Net income (loss) from
continuing operations for the period	(135,985)	7,595	46,130

Loss from discontinued operations	-	-	(576,794)

Net income (loss) for the period	$(135,985)	$7,595	$(530,664)

Basic and diluted loss per share	$0.00	$0.00

Weighted average shares outstanding
- basic and diluted	49,976,250	42,860,865

See condensed notes to financial statements.

DRUCKER, INC.
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005 and 2004 and
from February 2, 2002 (date of entering the development stage)
to March 31, 2005			February 2,
(Unaudited)			2002 to
			March 31,
	2005	2004	2005

Cash flows from operating activities
Net income (loss) from continuing operations	$(135,985)	$7,595	$46,130
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	318	1,566	5,588
Equity income	-	(21,177)	-
Translation adjustment	-	634	-
Gain on disposal of securities	(106,336)	(436,100)	(3,819,762)
Changes in assets and liabilities:
Prepaid expenses and other current assets	-	(133,768)	1,008
Prepaid expenses - related party	-	(2,922)	18,265
Due from related parties	(4,571)	(1,351)	2,805
Accounts payable and accrued liabilities	(846)	(13,327)	1,488

Net cash used in operating activities	(247,420)	(598,850)	(3,744,478)

Net cash flows used in discontinued operations	-	-	(477,578)

Cash flows from investing activities
Proceeds from disposal of securities	110,935	465,384	4,132,627
Advances from discontinued operations	-	-	241,306
Additions to capital assets	-	(9,109)	(16,693)

Net cash flows provided by investing activities	110,935	456,275	4,357,240

Net decrease in cash	(136,485)	(142,575)	135,184

Cash - beginning of period	271,669	1,274,931	-

Cash - end of period	$135,184	$1,132,356	$135,184

Supplemental Information:

Cash paid for:

Interest	-	$-	$-
Income taxes	-	$-	$-

See condensed notes to financial statements.

DRUCKER, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Note 1 - Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's annual report filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Note 2 - Common Stock

(a) Share Purchase Warrants
5,542,065 share purchase warrants entitling the holder to purchase one additional unit of the Company at $0.40 per unit expired unexercised during the quarter ended March 31, 2005.

(b) Share Purchase Options
At March 31, 2005, 2,950,000 share purchase options are outstanding. Each option entitles the holder thereof the right to acquire one common share of the Company at $0.40 per share and expires March 31, 2006.

Note 3 - Marketable Securities

The Company sold its 14,700 remaining shares of Tanganyika Oil Company Ltd. during the quarter ended March 31, 2005 for gross proceeds of $110,935, resulting in a gain of $106,336.

Note 4 – Terminated Transaction

By an agreement dated June 15, 2003 the Company agreed to acquire 100% of the issued shares of Beijing Beike-Masic Automation Engineering Company Limited (“BK”) for the issuance of 17,500,000 shares of common stock (pre-consolidation) in escrow, and a further 25,173,600 common shares (post-consolidated) after the shareholders have approved a consolidation of the Company's shares on a 3 old shares for 1 new share basis and audited financial statements of BK have been delivered. The Company agreed to pay legal fees in common shares equal to 7% of the total shares issued under the agreement. BK, a business corporation incorporated under the laws of the Peoples Republic of China, is a provider of complete system solutions for industrial automation and control.

Note 4 – Terminated Transaction (continued)

During the year ended December 31, 2004 the Company issued 17,500,000 common shares with a fair value of $2,788,950 pursuant to this agreement. However, as BK failed to deliver audited financial statements to the Company, the Company’s shareholders did not approve the forward split and announced it had decided not to proceed with the acquisition of BK resulting in these shares being cancelled during the year ended December 31, 2006 (see note 6).

The net investment represents the following at March 31, 2005:
- Original cost of 25% of the outstanding share capital of BK      $2,788,950

Note 5 – Acquisition Advances

Former directors of the Company, associates of former directors of the Company and companies related to former directors of the Company received funds from the Company for the advancement of the acquisition of BK, as described in Note 4 above. The BK acquisition did not close and the acquisition agreement was terminated subsequent to March 31, 2005 (See Notes 4 and 6). The Company demanded funds advanced be returned and subsequently initiated legal action to recover the funds. The Company fully provided against these advances due to the uncertainty of their collection. Subsequent to March 31, 2005 the Company recovered certain of these advances (see note 6).

Note 6 – Subsequent Events

Subsequent to March 31, 2005 a termination agreement was entered into with the vendors of BK to put all parties back in the position they were in before the acquisition agreement was executed including returning any BK interest acquired and canceling all of the 17,500,000 common shares of the Company that was issued as part of the acquisition agreement.

Subsequent to March 31, 2005 the Company reached a settlement agreement with a former director and companies related to him and received the recovery of acquisition advances totaling CAD$200,000.

Subsequent to March 31, 2005 action has been settled with one of the former directors. The settlement called for the former director to pay the Company USD $64,480, CAD $129,462, and to transfer of 9,639,000 shares of common stock of Great China Mining Inc. (‘GCM’) to the Company. Subsequent to December 31, 2005 the Company received cash of USD $185,286 (CAD $198,562) in recovery of the advance. 9,639,000 shares of common stock of GCM were received during the year ended December 31, 2006 in full settlement of the funds advanced to the directors.

Subsequent to March 31, 2005 the Company received USD $36,000 in recovery of acquisition advances and received 9,639,000 shares of common stock of Great China Mining, Inc. (“GCM”), with a fair market value of $1,821,511. The GCM shares are convertible into shares of common stock of Continental Minerals Corporation (“CMC”).

Subsequent to March 31, 2005 the Company and Global Fusion Media Inc. (“GFM”) signed a Loan Agreement whereby the Company will advance $100,000 to GFM in tranches of $10,000 to provide working capital for GFM. GFM will repay the funds borrowed on demand, which will not be made before 90 days from the dates of the advances. These advances are unsecured and bear interest at prime plus 2%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company (referred to in this report as Drucker, Inc.) has presented its quarterly financial statements which should be read in conjunction with its financial statements and related notes in its 10KSB annual report for December 31, 2004.

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

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2005 VERSUS MARCH 31, 2004

The Company had no operations during the three-month period ended March 31, 2005. The Company's primary source of income was derived from the sale of 14,700 shares of marketable securities held by the Company of Tanganyika Oil Company Ltd. for a gain of $106,336 (2004: 93,600 shares for a gain of $436,100).

Selling, general and administrative expenses for the three months ended March 31, 2005, primarily represented accounting and audit fees incurred in connection with adhering to the Company's SEC reporting requirements, and consulting, legal and professional fees incurred in connection with the BK acquisition. In the same period in 2004, the Company's selling, general and administrative requirements primarily represented accounting and audit fees incurred in connection with adhering to the Company's SEC reporting requirements. No future commitments exist for the consulting and legal fees, however the Company may need to incur additional fees of this type in its ongoing efforts to collect its debts and reorganize its business.

The Company believes it has sufficient cash resources to satisfy its cash requirements for the next twelve months based on the Company's current business situation. This could change, however, if any other business venture were to be embarked upon, which could require the use of the Company's available cash at a much faster rate.

LIQUIDITY

The Company may use all of its liquidity in the attempt to acquire or develop a business. The Company is unable to carry out any plan of business without adequate funding. The Company cannot predict to what extent its current liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity, which the Company may eventually acquire. There is no assurance that the Company can continue as a going concern without more and substantial funding in any business, for which funding there is no committed source. The Company's primary capital resources at March 31, 2005 are cash in the bank of $135,184.

The Company's own issued shares of common stock may be illiquid because it is restricted in an unproved company with a short history of income generation.

Because the Company does not currently derive income from any business activity, the Company is dependent on its cash reserves for its short term needs. The Company had current assets of $135,184 at March 31, 2005 ($1,292,039 at March 31, 2004) and had current liabilities of $22,594 ($43,193 at March 31, 2004). These amounts are estimated to be sufficient for continued operations for at least the next twelve months. This could change, however, if any other business venture were to be embarked upon, and the available cash could be depleted much more rapidly. The Company has no long-term debt.

The Company also has an amount due from a related party of $120,961. The Company has demanded repayment of the balance due from the related party and is in the course of negotiation on the terms of repayment by installments.

The Company has no plans for significant research and development or capital expenditures during the next twelve months, nor does it expect to hire any significant employees, subject to its completion of a merger opportunity.

MARKET RISK

Except for holding from time to time marketable securities held for sale, the Company does not hold any derivatives or other investments that are subject to market risk. The carrying values of any financial instruments approximate fair value as of those dates because of the relatively short-term maturity of these instruments, which eliminates any potential market risk associated with such instruments.

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

(d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;
(e) failure to obtain products or to commercialize technology or to make sales;
(f) rapid and significant changes in markets;
(g) litigation with or legal claims and allegations by outside parties;
(h) insufficient revenues to cover operating costs.

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services should it enter business, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2004 and any Current Reports on Form 8-K filed by the Company.

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

Based on their evaluation as of December 15, 2007 the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, with the exception that the Company was not prepared to file its form 10KSB for the years ended December 31, 2004, 2005, 2006 and 2007 in a timely manner and has become delinquent in its reporting responsibilities. The Company has taken measures to reorganize its affairs and is in the process of bringing its required filings to a current status.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Subsequent to December 31, 2005 a termination agreement was entered into with the vendors of BK to put all parties back in the position they were in before the acquisition agreement was executed including returning any BK interest acquired and canceling all of the 17,500,000 common shares of the Company that was issued as part of the acquisition agreement.

Subsequent to December 31, 2005 the Company reached a settlement agreement with a former director and companies related to him and received the recovery of acquisition advances totaling CAD$200,000.

Subsequent to December 31, 2005 action has been settled with one of the former directors. The settlement called for the former director to pay the Company USD $64,480, CAD $129,462, and to transfer of 9,639,000 shares of common stock of Great China Mining Inc. (‘GCM’) to the Company. Subsequent to December 31, 2005 the Company received cash of USD $185,286 (CAD $198,562) in recovery of the advance. 9,639,000 shares of common stock of GCM were received during the year ended December 31, 2006 in full settlement of the funds advanced to the directors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Reports on Form 8-K filed during the three months ended March 31, 2005 (incorporated by reference):

None

ITEM 6. EXHIBITS

The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

Exhibits 31 and 32 (Sarbanes-Oxley Certifications)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRUCKER, INC.
Registrant

Date: June 24, 2008	/s/ Robert Smiley
Robert Smiley, President

CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 31.1

I, Robert Smiley, certify that

1. I have reviewed this quarterly report on Form 10-QSB of Drucker, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

June 24, 2008

/s/ Robert Smiley
Robert Smiley, Chief Executive Officer

CERTIFICATIONS OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 31.2

I, Aloysius (Ken) Kow, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Drucker, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

June 24, 2008

/s/Aloysius (Ken) Kow
Aloysius (Ken) Kow, Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

Exhibit 32.1

In connection with the quarterly report of Drucker, Inc., a Delaware corporation, (the “Company”), on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission (the “Report”), Robert Smiley, Chief Executive Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/Robert Smiley
Name:	Robert Smiley
Title:	Chief Executive Officer
Date:	June 24, 2008

[A signed original of this written statement required by Section 906 has been provided to Drucker, Inc. and will be retained by Drucker, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

Exhibit 32.2

In connection with the quarterly report of Drucker, Inc., a Delaware corporation (the “Company”), on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission (the “Report”), Aloysius (Ken) Kow, Chief Financial Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/Aloysius (Ken) Kow
Name:	Aloysius (Ken) Kow
Title:	Chief Financial Officer
Date:	June 24, 2008

[A signed original of this written statement required by Section 906 has been provided to Drucker, Inc. and will be retained by Drucker, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]