Form 10-Q
period 2005-09-30
DRUCKER INC
filed 2008-12-04
CIK 1042053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

Quarterly Report under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

49,976,250 as of September 30, 2005

Transitional Small Business Disclosure Format (Check one):  Yes   No X

DRUCKER, INC.

ITEM 1.  FINANCIAL STATEMENTS

DRUCKER, INC.
BALANCE SHEET

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets
Cash	$14,784	$271,669
Marketable securities – available for resale – note 3	-	113,044
TOTAL CURRENT ASSETS	14,784	384,713
Investment - at cost – note 4	2,788,950	2,788,950
Fixed assets, net	5,394	6,348
Due from related parties	130,109	116,389
TOTAL ASSETS	$2,939,237	$3,296,400

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$22,594	$23,440

Stockholders' Equity
Common Stock: $0.001 Par Value – note 2
Authorized: 50,000,000
Issued and Outstanding: 49,976,250	49,615	49,615
Additional Paid In Capital	9,615,254	9,615,254
Accumulated Other Comprehensive Income	-	108,444
Accumulated Deficit	(6,748,226)	(6,500,353)
Total Stockholders' Equity	2,916,643	3,272,960
Total Liabilities and Stockholders' Equity	$2,939,237	$3,296,400

See condensed notes to financial statements.

DRUCKER, INC.
STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2005 and 2004 and from February 2, 2002 (date of entering the development stage)
to September 30, 2005
(UNAUDITED)

					February 2,
	THREE MONTHS ENDED		NINE MONTHS ENDED		2002 to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004	2005

Expenses:
Consulting	$4,280	$105,368	$31,964	$773,506	$625,768
Depreciation	318	2,628	954	5,848	5,344
Foreign exchange (gain) loss	(667)	(57,368)	29,272	(6,288)	45,984
Professional fees	-	472,179	63,594	1,218,993	1,136,254
Other operating expenses	11,729	109,415	43,656	222,246	253,516
Travel and business promotion	-	179,927	-	336,757	-
Total expenses	15,660	812,149	169,440	2,551,062	2,066,866
Loss from operations	(15,660)	(812,149)	(169,440)	(2,551,062)	(2,066,866)

Other income (expense):
Gain on disposal of securities – note 3	-	866,522	106,336	2,205,848	3,621,120
Equity income	-	56,416	-	89,433	-
Interest income	4,575	1,655	13,873	6,588	32,789
Acquisition advances written off – note 5	(11,730)	-	(198,642)	-	(1,652,801)

Net income (loss) for the period from continuing operations	$(22,815)	$112,444	$(247,873)	$(249,193)	$(65,758)

Loss from discontinued operations	-	-	-	-	(576,794)
Net income (loss) for the period	$(22,815)	$112,444	$(247,873)	$(249,193)	$(642,552)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	49,976,250	49,976,250	49,976,250	47,613,111

See condensed notes to financial statements.

DRUCKER, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 and
from February 2, 2002 (date of entering the development stage)
to September 30, 2005
(UNAUDITED)

			February 2,
			2002 to
			September 30,
	2005	2004	2005
Cash flows from operating activities
Net loss	$(247,873)	$(249,193)	$(65,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	954	5,848	6,224
Equity income	-	(89,433)	-
Translation adjustment	-	(26,165)	-
Gain on disposal of securities	(106,336)	(2,205,848)	(3,819,762)
Changes in assets and liabilities:
Prepaid expenses and other current assets	-	(128,754)	1,008
Due from related parties	(13,719)	(4,123)	(6,343)
Prepaid expenses - related party	-	(27,984)	18,265
Accounts payable and accrued liabilities	(846)	(35,606)	1,488
Net cash flows used in continuing operations	(367,820)	(2,761,258)	(3,864,878)
Net cash flows used in discontinued operations	-	-	(477,578)

Cash flows from investing activities
Proceeds from disposal of securities	110,935	2,351,049	4,132,627
Additions to capital assets	-	(42,396)	(16,693)
Advances from discontinued operations of disposed subsidiary	-	-	241,306
Net cash flows provided by investing activities	110,935	2,308,653	4,357,240
Net decrease in cash	(256,885)	(452,605)	14,784

Cash - beginning of period	271,669	1,274,931	-
Cash - end of period	$14,784	$822,326	$14,784
Supplemental Information:

Cash paid for:
Interest	$-	$79	$-
Income taxes	$-	$-	$-

See condensed notes to financial statements.

DRUCKER, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

Note 1 - Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's annual report filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Note 2 - Common Stock

(a) Share Purchase Warrants
Warrants to purchase one additional unit of the Company at $0.40 per unit expired unexercised during the quarter ended March 31, 2005.

(b) Share Purchase Options
At September 30, 2005 there were 2,950,000 share purchase options outstanding. Each option entitled the holder thereof the right to acquire one common share of the Company at $0.40 per share and expires March 31, 2006.

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

The net investment represents the following at September 30, 2005:
- Original cost of 25% of the outstanding share capital of BK $2,788,950

Note 5 – Acquisition Advances

Former directors of the Company, associates of former directors of the Company and companies related to former directors of the Company received funds from the Company for the advancement of the acquisition of BK, as described in Note 4 above. The BK acquisition did not close and the acquisition agreement was terminated subsequent to September 30, 2005. The Company demanded funds advanced be returned and subsequently initiated legal action to recover the funds. The Company fully provided against these advances due to the uncertainty of their collection. Subsequent to September 30, 2005 the Company recovered certain of these advances (see note 6).

Note 6 – Subsequent Events

Subsequent to September 30, 2005 a termination agreement was entered into with the vendors of BK to put all parties back in the position they were in before the acquisition agreement was executed including returning any BK interest acquired and canceling all of the 17,500,000 common shares of the Company that was issued as part of the acquisition agreement.

Subsequent to September 30, 2005 the Company reached a settlement agreement with a former director and companies related to him and received the recovery of acquisition advances totaling CAD$200,000.

Subsequent to September 30, 2005 action has been settled with one of the former directors. The settlement called for the former director to pay the Company USD $64,480, CAD $129,462, and to transfer of 9,639,000 shares of common stock of Great China Mining Inc. (‘GCM’) to the Company. Subsequent to December 31, 2005 the Company received cash of USD $185,286 (CAD $198,562) in recovery of the advance. 9,639,000 shares of common stock of GCM were received during the year ended December 31, 2006 in full settlement of the funds advanced to the directors.

Subsequent to September 30, 2005 the Company received USD $36,000 in recovery of acquisition advances and received 9,639,000 shares of common stock of Great China Mining, Inc. (“GCM”), with a fair market value of $1,821,511. The GCM shares are convertible into shares of common stock of Continental Minerals Corporation (“CMC”).

Subsequent to September 30, 2005 the Company and Global Fusion Media Inc. (“GFM”) signed a Loan Agreement whereby the Company will advance $100,000 to GFM in tranches of $10,000 to provide working capital for GFM. GFM will repay the funds borrowed on demand, which will not be made before 90 days from the dates of the advances. These advances are unsecured and bear interest at prime plus 2%.

8

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

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005
COMPARED WITH SEPTEMBER 30, 2004

The Company had limited operations during the three and nine month period ended September 30, 2005. The Company's primary source of income was derived from the sale of 14,700 shares of marketable securities held by the Company of Tanganyika Oil Company Ltd. for a gain of $106,336 (2004: sold 423,800 shares for a gain of $2,205,848).

Expenses for the three and nine months ended September 30, 2005 primarily represented costs of maintaining an office and accounting and audit fees incurred in connection with adhering to the Company's SEC reporting requirements, consulting, and legal and professional fees incurred in connection with the BK acquisition and recovery. In the same period in 2004, the Company's expenses represented accounting, audit, legal and consulting fees incurred in connection with the failed acquisition of BK referred to elsewhere in this form 10QSB. No future commitments exist for the consulting and legal fees, however the Company may need to incur additional fees of this type in its ongoing efforts to collect its debts and reorganize its business.

The Company believes it has sufficient cash resources to satisfy its cash requirements for the next twelve months based on the Company's current business situation. This could change, however, if any other business venture were to be embarked upon, which could require the use of the Company's available cash at a much faster rate.

LIQUIDITY

The Company may use all of its liquidity in the attempt to acquire or develop a business. The Company is unable to carry out any plan of business without adequate funding. The Company cannot predict to what extent its current liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity, which the Company may eventually acquire. There is no assurance that the Company can continue as a going concern without more and substantial funding in any business, for which funding there is no committed source. The Company's primary capital resource at September 30, 2005 is cash in the bank of $14,784.

The Company's own issued shares of common stock may be illiquid because the shares would be restricted from trading in an unproven company with a short history of income generation.

Because the Company does not currently derive income from any business activity, the Company is dependent on its cash reserves for its short term needs. The Company had current assets of $14,784 at September 30, 2005 ($822,326 at September 30, 2004) and had current liabilities of $22,594 at September 30, 2005 ($20,914 at September 30, 2004). These amounts are estimated to be sufficient for continued operations for at least the next twelve months. This could change, however, if any other business venture were to be embarked upon, and the available cash could be depleted much more rapidly. The Company has no long-term debt.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Reports on Form 8-K filed during the three months ended September 30, 2005 (incorporated by reference):

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

DRUCKER, INC.
Registrant

Date:	September 22, 2008	/s/ Robert Smiley
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

September 22, 2008

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

September 22, 2008

/s/Aloysius (Ken) Kow
Aloysius (Ken) Kow, Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

Exhibit 32.1

In connection with the quarterly report of Drucker, Inc., a Delaware corporation, (the “Company”), on Form 10-QSB for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission (the “Report”), Robert Smiley, Chief Executive Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:         /s/Robert Smiley
Name:    Robert Smiley

Title:      Chief Executive Officer

Date:      September 22, 2008

[A signed original of this written statement required by Section 906 has been provided to Drucker, Inc. and will be retained by Drucker, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

Exhibit 32.2

In connection with the quarterly report of Drucker, Inc., a Delaware corporation (the “Company”), on Form 10-QSB for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission (the “Report”), Aloysius (Ken) Kow, Chief Financial Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:         /s/Aloysius (Ken) Kow

Name:    Aloysius (Ken) Kow

Title:      Chief Financial Officer

Date:      September 22, 2008

[A signed original of this written statement required by Section 906 has been provided to Drucker, Inc. and will be retained by Drucker, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]