Form 10-K
period 2005-12-31
DRUCKER INC
filed 2009-01-14
CIK 1042053

     UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

Commission file number 0-29670

DRUCKER, INC.
(Name of small business issuer in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 – 789 West Pender Street, Vancouver, B.C., Canada V6C 1H2
(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (604) 689-4407

Securities Registered under Section 12(b) of the Exchange Act: NONE

Securities Registered under Section 12(g) of the Exchange Act

COMMON STOCK $0.001 PAR VALUE

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
(1) Yes [X] No [ ] (2) Yes [X] No [ ]

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
Yes [ ] No [X]

State issuer’s revenues for its most recent fiscal year: Gross revenues from gain on sale of marketable securities for its most recent fiscal year were $110,935.

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

In September 1991 the Company purchased the license to the "N-Viro Process" for Japan from N-Viro Energy Systems, Ltd. for $466,063. The Company was delinquent on minimum royalty payments due June 30, 1994 and September 30, 1994, totaling $50,000, and consequently all rights and privileges granted under the license agreement were canceled by the licensor. The license agreement costs net of accumulated amortization were written-off during the year ended December 31, 1994. At December 31, 1995 the Company had terminated the N-Viro business.

No activities were conducted in 1995 or 1996. In 1997 the Company adopted a business plan to engage in oil and gas exploration. The Company's primary business focus was then the acquisition, exploration and development of mineral properties and oil and natural gas properties. In early 1997 the Company negotiated joint venture farm-in agreements with two Vancouver based oil companies, with whom the companies' officers and directors were affiliates, for a 50% interest in certain oil projects in the People's Republic of China. The projects were unsuccessful, were abandoned and written off to $nil in 1998.

The Company participated in a Gulf of Suez joint venture in West Gharib, Egypt which in 1999 made one oil discovery, drilled one dry hole, and drilled a third well which was completed successfully in the last quarter of 1999 as an appraisal well. In October 1999 the Company entered into an agreement for an interest in the North Ghadames joint venture in Algeria. One discovery well had been drilled in 1996 by another party and an overall three well program was designed to prove a larger structure. A second well was drilled successfully in August 2000 and a third well was drilled and then abandoned in February 2001.

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

By an agreement dated February 1, 2002, the Company disposed of its wholly owned subsidiary, Drucker Petroleum, Inc., which held the West Gharib Block in Egypt, for US$250,000 and 1,000,000 common shares of Tanganyika Oil Company Ltd., a publicly registered company in Canada listed on the TSX-Venture Exchange. During the years 2003, 2004 and 2005 the Company received sale proceeds of approximately $4,132,627 from the sale of Tanganyika shares.

On January 6, 2003 the Company entered a Letter of Intent to acquire Crime Prevention Analysis Lab Incorporated (CPAL) of Vancouver, BC, Canada and on April 17, 2003 the Company announced it would not proceed with the acquisition and canceled the letter of intent.

By an agreement dated June 15, 2003 the Company agreed to acquire a 100% interest in Beijing Beike-Masic Automation Engineering Company Limited ("BK") for the issuance of 17,500,000 common shares and a further 75,520,800 common shares after the shareholders approve a consolidation of the Company's shares and audited financial statements of BK have been delivered to the Company. On July 14, 2003, the Company issued the 17,500,000 common shares pursuant to this agreement and upon tender of 25% of the shares of BK.

BK, a business incorporated under the laws of the Peoples Republic of China, is a provider of complete system solutions for industrial automation and control. BK specialized in developing, manufacturing, distributing and integrating system solutions and automation control products to industrial enterprises such as steel companies, machinery manufacturing companies and public utilities in China. BK’s manufacturing and R&D facilities are located in Zhong-Guan-Cun Hi-tech Zone in Beijing, China.

Subsequently, after December 31, 2004, the Company announced it was not proceeding with the acquisition of BK, cancelled the agreement and cancelled the issuance of the 17,500,000 shares of common stock.

Directors of the Company, associates of directors of the Company and companies related to directors of the Company (the ‘related parties’) received funds from the Company for the advancement of the acquisition of BK as described above. The BK acquisition did not complete and the acquisition agreement was terminated. Upon review of the related party expenditures by current management, it became evident that proper corporate governance and financial controls were not followed by the former management with respect to the expenditures. As a consequence, the Company demanded $2,023,986 of the funds advanced to the related parties be returned to the Company and initiated legal action for their return. Subsequent to December 31, 2004 the Company received $269,450 in recovery of the bad debt and received 9,639,000 shares of common stock of Great China Mining, Inc. (converted to 1,097,296 shares of Continental Minerals Corporation) with a then current market value of $1,821,511 in (partial) settlement of the accounts receivable from related parties.

Changes in Management
Pursuant to the commencement of the BK transaction, Messrs Liu Wei Zhang, Engineer; Hong Liang, Engineer; Ge Liang Song, Senior Engineer; Sun Yi Kang, Professor; Ronald Xie, Lawyer; and Nick Ringma, Businessman, were appointed to the Company’s Board of Directors June 16, 2003. Messrs Patrick Chan, Ernest Cheung, Aloysius (Ken) Kow & Joseph Tong resigned from the Board at that time and Mr. Gerald Runolfson resigned as President.

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

Aloysius (Ken) Kow
Aloysius (Ken) Kow was a director of Drucker, Inc. from October 2000 until August 11, 2003 when he resigned. He had been a consultant to the Company and acted as Manager, Petroleum Operations, in charge of petroleum exploration since 1997. He received a Bachelor of Science in Chemistry in 1965 and a Ph.D in Chemistry in 1980 from the University of London, England. From 1984 to 1986, he was Manager of Core Analysis with Geotechnical Resources, Ltd. in Calgary, Alberta and from 1986 to 1988 he was Technical Manager with C&G Laboratories in Calgary, Alberta. From 1988 to 1997 he was employed with Waha Oil Company as a Petroleum Analyst in Tripoli, Libya, North Africa. He was Secretary of Richco Investors, Inc. (a public company) from 1997 to 2003 and from 2007 to the present and served as a director of Richco Investors, Inc. from 1998 to 2007.

Mr. Kow was re-appointed a Director of Drucker January 13, 2006.

New Business
The Company entered into a letter of intent (“LOI”) dated October 19, 2007 with Global Fusion Media Inc. (“Global”) and its shareholders to acquire 100% of the issued and outstanding shares of Global. In consideration for the acquisition of 100% of Global’s issued and outstanding shares, the Company will issue to the Global shareholders a total of 15,000,000 shares of the Company’s authorized capital on a pro rata basis. Such shares will be held in escrow to be released on the basis of one share for every $0.20 of revenue received by the Company, flowing from the business of Global. Global is a private company which has contracts to install a captive television network in a number of army bases in the U.S. As well, Global has been negotiating with a major health and pharmaceutical supplier in the U.S. to install a captive television network in various of the supplier locations. The LOI is subject to a contract being signed between the supplier and Global (or Global’s subsidiaries) for such installations. The LOI is also subject to the completion of a ninety day due diligence period and the receipt of a due diligence report satisfactory to the Company from such review. Both parties also agree to execute a formal agreement prior to the end of the due diligence period.

By separate letter agreement dated October 19, 2007 the parties also agreed that the Company would retain a five percent interest in and to the captive television network business of Global should the parties decide not to execute a formal agreement with the Company at the end of the due diligence period.

By Loan Agreement dated October 29, 2007 made between the Company and Global and subsequent to December 31, 2005 the Company loaned Global the sum of $50,600 (“Loan”). Under the terms of the Loan, Global must use the funds solely for the operation of its business and not for the purpose of acquisitions or other capital expenditures. The Loan must be paid upon demand and a demand promissory note was executed by Global. Demand for repayment cannot be made before ninety days from the date of the Loan and the Loan will accrue interest at the annual rate of 2% over prime after demand and not before. Global agreed to further secure the Loan by executing an assignment of receivables.

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

The Company's plan of business may involve changes in its capital structure, management, control and business, especially as it consummates the reorganization as discussed above. Each of these areas is contemplated within the regulations of the Investment Act in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

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

9

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

Political Risks
Many foreign markets are monitored by government, which can impose taxes or restrictions at any time which would make operations unprofitable and infeasible to cause a write-off of any investment in the properties should the Company choose to enter those markets.

ITEM 2.	Description of Property

(a)	Real Estate. None
(b)	Title to properties. None
(c)	Oil and Gas Assets. None
(d)	Present Activities and Subsequent Events: The Company is reorganizing its affairs and seeking profitable business opportunities.

ITEM 3.	Legal Proceedings

The Company has commenced legal action to recover approximately Usd$214,705 plus Cdn$56,000 from certain parties formerly associated with the Company. It is the Company’s position that, contrary to good corporate governance and internal financial controls, these funds were improperly withdrawn from the Company. The issues are expected to be heard in court February 2009.

The Company has commenced legal action to recover approximately Cdn$5,655,000 funds improperly spent by certain former directors of the Company. It is the Company’s position that, contrary to good corporate governance and internal financial controls, these funds were improperly withdrawn from the Company and the certain former directors breached their respective fiduciary duties to the Company. The issues are expected to be heard in court February 2009.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Drucker, Inc., through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Bids and Offers for the Company's common stock are quoted by the NASD on the Over-the-Counter Bulletin Board. Such over the counter market quotations reflect interdealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions. The Company is delinquent in its reporting obligations for the years 2005, 2006, 2007 and 2008 but is committed to bringing its’ filings current.

As of December 31, 2005 the Registrant had 60 shareholders of record of its common stock.

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

During the period of the agreement directors of the Company expended $2,023,986 pursuant to negotiations thereto. The negotiations were unsuccessful and upon review of the expenditures by current management it became evident that proper corporate governance and financial controls had not been followed by prior management with respect to the expenditures; therefore the Company demanded the $2,023,986 be returned to the Company. The debt was recovered subsequently during 2007.

Results of Operations

During the fiscal year ended December 31, 2005 the Company's revenues were derived from the disposal of 14,700 shares of Tanganyika Oil Company Ltd. for a gain of $106,336 and earned interest income of $18,448, for total revenue of $124,784 (2004: the disposal of 495,600 shares of Tanganyika Oil Company Ltd. for a gain of $2,348,896 and earned interest income of $6,621, for total revenue of $2,355,517).

The Company incurred expenses of $170,172 in general and administrative expenditures as compared to $1,351,822 for the same period of the prior year. The decrease of $1,181,650 was due in large part to the legal and accounting fees incurred in connection with the failed BK acquisition during 2004. No future commitments exist for the BK acquisition.

The 2005 expenditures were not incurred at the level of 2004 due to the Company’s current business situation. The Company currently has sufficient cash and other assets to operate for the balance of 2006 at its current level of business. This could change, however, if any other business venture were to be embarked upon which required the available cash to be depleted more rapidly.

12

In 2005 the net loss was $(243,687) compared to a net loss of $(1,159,825) for 2004. The operating loss in 2004 includes additional costs related to the Company’s failed attempt to acquire Beijing Beike-Masic Automation Engineering Company Limited ("BK") and includes $1,652,801 written off at December 31, 2004 as a bad debt when parties related to the Company received funds from the Company for the advancement of the acquisition of BK, the BK acquisition did not complete and the acquisition agreement was terminated. As a consequence, the Company demanded $2,023,986 of the funds advanced to the related parties be returned to the Company and initiated legal action for their return. As a consequence of the legal action the defendant parties agreed to return certain hard assets of the Company which were in their possession and further agreed to provide such other funds which may be earned in the future by such parties from finders fees on third party agreements up to a maximum of $5,000,000 inclusive of the $2,023,986 subsequently returned to the Company. The resulting account receivable was fully allowed for as a bad debt at December 31, 2004. Subsequent to December 31, 2005 the Company received $249,492 in recovery of the bad debt and received 9,639,000 shares of common stock of Great China Mining, Inc. (now Continental Minerals Corporation – 1,097,296 shares) in early 2007 with a then current market value of $1,821,511 in (partial) settlement of the accounts receivable from related parties and in recovery of the bad debt.

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

The Company had cash at December 31, 2005 of $14,711. The Company's primary capital resources are its cash on deposit and its own authorized capital. 14,700 shares of Tanganyika were sold during 2005 and nil shares were held as of December 31, 2005. The Company's own stock may be illiquid because it is restricted in an unproved company with a short history of income generation.

The Company will be dependent on its cash reserves and amounts due from a related party for its short term needs. The Company had current assets of $14,711 at December 31, 2005 and had current liabilities of $22,595. These amounts are sufficient for the Company to continue operations at a reduced level until the end of 2006. This could change, however, if any other business venture were to be embarked upon, and the available cash could be depleted much more rapidly. On a long-term basis, the Company has no long term or other debt.

The Company also has an amount due from a related party of $134,684. The Company has negotiated for repayment by installments of the amount due.

The Company has no plans for significant research and development or for capital expenditures in the next twelve months, nor does it expect to hire any employees, subject to its discovery and completion of a merger opportunity.

13

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

DRUCKER, INC.  INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Drucker, Inc.

We have audited the accompanying balance sheets of Drucker, Inc. (a development stage company) as of December 31, 2005 and 2004 and the related statements of operations, cash flows and stockholders’ equity for the years then ended and the period from February 2, 2002 (date of re-entry into the development stage) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2003 and for the period from February 2, 2002 (date of re-entry into the development stage) to December 31, 2003 were audited by other auditors whose report dated April 13, 2004 expressed an unqualified opinion on those financial statements. The financial statements as of December 31, 2003 and for the period from February 2, 2002 (date of re-entry into the development stage) to December 31, 2003 reflect a total net loss of $765,147 of the related cumulative totals. Our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of Drucker, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and the period from February 2, 2002 (date of re-entry into the development stage) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
September 27, 2007

DRUCKER, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2005	2004
ASSETS
Current Assets
Cash	$14,711	$271,669

Equipment (Note 2)	5,078	6,348
Due from related party (Note 3)	134,684	116,389
Marketable Securities (Note 8)	-	113,043
Acquisition advance (Note 6)	2,788,951	2,788,951

	$2,943,424	$3,296,400

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$22,595	$23,440

COMMITMENTS (Notes 6 and 9)
SUBSEQUENT EVENTS (Note 9)

Stockholders' Equity
Common stock (Note 5)
Authorized: 50,000,000 common shares, $0.001 par value
Issued and outstanding: 49,976,250 (2004 – 49,976,250) shares	49,615	49,615
Additional paid-in capital	9,615,254	9,615,254
Other Comprehensive Income	-	108,444
Accumulated deficit	(6,105,675)	(6,105,675)
Deficit accumulated during the development stage	(638,365)	(394,678)
Total Stockholders' Equity	2,920,829	3,272,960

	$2,943,424	$3,296,400

The accompanying notes are an integral part of these financial statements.

DRUCKER, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			February 2,
	Year ended	Year ended	2002 to
	December 31,	December 31,	December 31,
	2005	2004	2005
EXPENSES
Consulting (Note 3)	$32,043	$262,754	$625,847
Depreciation	1,270	1,858	5,660
Foreign exchange (gain) loss	27,420	21,693	44,132
Legal and professional	53,604	914,863	1,126,264
Other operating expenses	55,835	150,654	265,695
LOSS BEFORE OTHER ITEMS	170,172	1,351,822	2,067,598

Other (income) expense
Gain on disposal of securities (Note 8)	(106,336)	(2,348,896)	(3,819,762)
Write off of acquisition advances (Note 7)	198,299	1,652,801	1,851,100
Interest income	(18,448)	(6,621)	(37,364)
	73,515	(702,716)	(2,006,026)

LOSS FROM CONTINUED OPERATIONS	243,687	649,106	61,572

LOSS FROM DISCONTINUED OPERATION
Loss from operations	-	510,719	576,793

NET LOSS	$243,687	$1,159,825	$638,365

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	49,976,250	49,976,250

The accompanying notes are an integral part of these financial statements.

DRUCKER, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
From February 2, 2002 (inception) to December 31, 2005

					Accumulated
		Stock	Additional		Other
	Common	Amount At	Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
		$	$	$	$	$
Balance, February 2, 2002 (inception)	32,476,250	32,115	6,843,803	(5,968,278)	-	907,640

Translation adjustments	-	-	-	-	170	170
Unrealized gain on securities	-	-	-	-	54,315	57,315
Net loss	-	-	-	(272,238)	-	(272,238)
Balance, December 31, 2002	32,476,250	32,115	6,843,803	(6,240,516)	54,485	689,887

Components of comprehensive income:
Translation adjustment	-	-	-	-	(9,966)	(9,966)
Unrealized gain on securities	-	-	-	-	2,714,988	2,714,988
Net income	-	-	-	899,988
Balance, December 31, 2003	32,476,250	32,115	6,843,803	(5,340,528)	2,759,507	4,294,897

Issuance of common shares for
acquisition of BK	17,500,000	17,500	2,771,451	-	-	2,788,951
Components of comprehensive income:
Translation adjustment	-	-	-	-	9,796	-
Realized gain on securities	-	-	-	-	(2,660,859)	(2,651,063)
Net loss	-	-	-	(1,159,825)	-	(1,159,825)
Balance, December 31, 2004	49,976,250	49,615	9,615,254	(6,500,353)	108,444	3,272,960

Components of comprehensive income:
Realized gain on securities	-	-	-	-	(108,444)	(108,444)
Net loss	-	-	-	(243,687)	-	(243,687)

Balance, December 31, 2005	49,976,250	49,615	9,615,254	(6,744,040)	-	2,920,829

The accompanying notes are an integral part of these financial statements.

DRUCKER, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31,	December 31,	February 2, 2002 to
	2005	2004	December 31, 2005
Cash flows from operating activities
Net loss from continuing operations	$(243,687)	$(649,106)	$(61,572)
Depreciation	1,270	1,858	6,539
Translation adjustments	-	9,796	-
Gain on disposal of securities	(106,336)	(2,348,896)	(3,819,762)
Changes in assets and liabilities
Prepaid expenses	-	4,728	1,008
Due to (from) a related company	(18,295)	4,734	(10,920)
(Increase) decrease in prepaid expenses – related party	-	-	18,265
Increase (decrease) in accounts payable and accrued liabilities	(845)	(33,080)	1,491
Net cash flows used in operating activities	(367,893)	(3,009,966)	(3,864,951)
Net cash flows used in discontinued operations	-	(495,402)	(477,578)

Cash flows from investing activities
Proceeds from sales of marketable securities	110,935	2,502,106	4,132,627
Advances from discontinued operations of disposed subsidiary	-	-	241,306
Disposal of fixed assets	-	-	(16,693)
Net cash flows provided by (used in) investing activities	110,935	2,502,106	4,357,240

Increase (Decrease) in cash	(256,958)	(1,003,262)	14,711
Cash – beginning	271,669	1,274,931	-

Cash – ending	$14,711	$271,669	$14,711

Supplemental information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing activities:
Securities received in the sale of subsidiary	$-	$-	$312,865
Shares issued on acquisition	$-	$2,788,951	$2,788,951

The accompanying notes are an integral part of these financial statements.

DRUCKER, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Drucker Inc. (the “Company”) is a Delaware corporation. By an agreement dated February 1, 2002, the Company disposed of its wholly-owned subsidiary, Drucker Petroleum, Inc. As a result of this disposal, the Company re-entered the development stage and its plan is to seek out investigate, and if warranted, acquire resource properties or businesses and to pursue other related activities intended to enhance shareholder value. During the year ended December 31, 2004, the Company abandoned its wholly-owned subsidiary, Drucker Mining, Inc.

These financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. The Company has incurred losses since inception resulting in an accumulated deficit of $6,744,040. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of December 31, 2005 the Company is not able to finance day-to-day activities through operations. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there from and/or raise equity capital or borrowings sufficient to meet current and future obligations.

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

Foreign currency translations – The Companies functional currency is the US dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet date and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Fair value of financial instruments – The carrying value of cash, accounts payable and other accrued liabilities and certain amounts due from and to related parties approximate fair value due to their short maturities. Certain amounts due to related parties are repayable in shares and the fair value of these amounts are calculated with reference to the fair value of the shares due.

Earnings (loss) per share – Basic earnings or loss per share are based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings or loss per share is computed by dividing income or loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.” Diluted earnings or loss per share do not differ from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future such as options and warrants are not included in the computation of diluted earnings per share because to do so would be anti-dilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-based compensation – Stock-based compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted marketprice of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB No. 123, and "Accounting for Stock-Based Compensation". This statement amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends APB Opinion No. 28 "Interim Financial Reporting" to require disclosure about those effects in interim financial information. The Company adopts the disclosure provisions and the amendment to APB No. 28 effective for interim periods beginning after December 15, 2002.

Comprehensive income – The Company includes items of other comprehensive income, such as translation adjustments and unrealized gains or losses on marketable securities, in the financial statement and displays the accumulated balance of other comprehensive in the statement of stockholders equity. The Company discloses comprehensive income, the total of other comprehensive income and accumulated deficit, in the balance sheet.

Reclassification – Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements – The FASB issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

NOTE 2 – EQUIPMENT
Equipments consist of the following:

	2005	2004
Computer equipment	$3,680	$3,680
Furniture and fixtures	9,290	9,290
Total	12,970	12,970
Less accumulated depreciation	7,892	6,622

Net book value	$5,078	$6,348

NOTE 3 – RELATED PARTY TRANSACTIONSa
During the year ended December 31, 2004, the Company prepaid travel expenses of $18,265 to an officer and director of the Company. At December 31, 2005, the Company is owed $134,684 (2004: $116,389) from a company with common directors. This loan is unsecured, bears interest at the US Bank prime rate plus one percent calculated semi-annually and has no specified repayment terms.

During the year ended December 31, 2005, $18,448 (2004: $6,621) in interest was paid to the Company by a company with common directors.

During the year ended December 31, 2005 the Company was charged consulting fees of $32,043 (2004: $262,754) by companies with common directors and with current and former directors of the Company.

Related party transactions are measured at the exchange amount which is the amount agreed to by the related parties.

NOTE 4 – INCOME TAXES

The provision for income taxes reported differs from the amounts computed by applying aggregate US federal and state income tax rates for the loss before tax provision due to the following:

	2005	2004

Loss before income taxes	$(243,687)	$(1,159,825)
Statutory tax rate	34%	34%

Expected recovery of income taxes computed at standard rates	(82,854)	(394,340)
Changes in valuation allowance	82,854	394,340

Deferred tax recovery	$-	$-

The approximate tax effect of each type of temporary difference that gives rise to the Company’s deferred tax assets and liabilities are as follows:

	2005	2004

Components of deferred tax assets and liabilities:

Non capital loss carry forwards	$2,167,204	$2,048,160
Less: Valuation allowance	(2,167,204)	(2,048,160)

Net deferred tax asset	$-	$-

The Company has available net operating loss carry forwards of approximately $6,374,000 (2004: $6,024,000) for tax purposes to offset future taxable income, which expire beginning 2016. The potential deferred tax benefits of these losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

NOTE 5 – COMMON STOCK

Common stock
Authorized:
50,000,000 shares of common stock with a par value of $0.001 per share.

Issued and outstanding
The Company did not issue any shares of common stock during the years ended December 31, 2005. During the year ended December 31, 2004 the Company issued 17,500,000 shares of common stock as part of the purchase consideration for Beijing Beike-Masic Automation Engineering Company Limited ("BK") (See Note 6).

Share Purchase Warrants
At December 31, 2005 the Company has 5,542,065 (2004: 11,084,130) share purchase warrants outstanding. During the year ended December 31, 2005, 5,542,065 share purchase warrants, outstanding at December 31, 2004, expired. Each warrant entitles the holder the right to purchase one additional unit of the Company at $0.40 per unit until the earlier of March 31, 2005 and the 90th day after the day on which the weighted average trading price of the Company’s shares exceed $0.60 per share for 10 consecutive trading days. Each unit consists of one common share of the Company and one additional warrant. Each additional warrant entitles the holder thereof the right to purchase one additional common share of the Company at $0.60 per share. The additional warrants will expire one year after the occurrence of the exercise of the original warrants.

Stock Options
At December 31, 2005 the Company has 2,950,000 (2004: 2,950,000) stock options outstanding to officers, directors and employees (1,175,000) of the Company and consultants (1,775,000) to the Company to purchase shares of the Company’s common stock at an exercise price of $0.40 per share, expiring on March 31, 2006. The weighted average exercise price is $0.40 per share and the number of stock options outstanding is equal to the number exercisable as there are no vesting provisions. The options expired unexercised subsequent to December 31, 2005 (See Note 9).

NOTE 6 – TERMINATED TRANSACTION

By an agreement dated June 15, 2003, the Company agreed to acquire 100% of the issued shares of BK for the issuance of 17,500,000 shares of common stock (pre-consolidation) in escrow, and a further 25,173,600 common shares (post-consolidated) after the shareholders have approved a consolidation of the Company's shares on a 3 old shares for 1 new share basis and audited financial statements of BK have been delivered. The Company agreed to pay legal fees in common shares equal to 7% of the total shares issued under the agreement. BK, a business corporation incorporated under the laws of the Peoples Republic of China, is a provider of complete system solutions for industrial automation and control.

During the year ended December 31, 2004 the Company issued 17,500,000 common shares with a fair value of $2,788,951 pursuant to this agreement. However, as BK failed to deliver an audited financial statement to the Company, the Company’s shareholders did not approve the forward split and announced it had decided not to proceed with the acquisition of BK resulting in these shares being cancelled during the year ended December 31, 2006 (See Note 9).

NOTE 7 – ACQUISITION ADVANCES

Former Directors of the Company, associates of former directors of the Company and companies related to former directors of the Company received funds from the Company for the advancement of the acquisition of BK, as described in Note 6 above. The BK acquisition did not close and the acquisition agreement was terminated on subsequent to the year end. The Company demanded funds advanced be returned and subsequently initiated legal action to recover the funds.

During the years ended December 31, 2004 and 2005 the Company fully provided against these advances due to the uncertainty of their collection. Subsequent to December 31, 2005 the Company recovered certain of these advances (See Note 9).

NOTE 8 – MARKETABLE SECURITIES

During the year ended December 31, 2005 the Company disposed of its 14,700 shares in Tanganyika Oil Company Ltd., a company listed on the TSX Venture Exchange The marketable securities disposed of had a cost base of $4,599 and an associated unrealized gain of $108,444, deferred in other comprehensive income at December 31, 2004. The proceeds on disposal were $110,935 resulting in a gain of $106,336.

Reconciliation of unrealized gains included in other comprehensive income is as follows:

	2005	2004
Beginning balance	$108,444	$2,769,303
Reclassification – gains included in earnings	(108,444)	(2,660,859)

Ending balance	$-	108,444

There is no provision for income tax expense due to the utilization of available income tax loss carry-forwards.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2005 the Company borrowed 1,250,000 shares of Great China Mining, Inc. (“GCM”), a company listed on the TSX-Venture Exchange, from a company with common directors. These shares were disposed of for proceeds of $187,756. Subsequent to the share loan, GCM merged with Continental Minerals Corporation (“CMC”), a company also listed on the TSX- Venture Exchange. In accordance with the merger every 8.7873 GCM shares were exchanged for one CMC share. The 1,250,000 shares of GCM are repaid subsequent to year end.

Subsequent to December 31, 2005, a termination agreement was entered into with the vendors of BK to put all parties back in the position they were in before the acquisition agreement was executed including returning any BK interest acquired and canceling all of the 17,500,000 common shares of the Company that was issued as part of the acquisition agreement.

Subsequent to December 31, 2005, the Company reached a settlement agreement with a former director and companies related to him for the recovery of acquisition advances totaling CAD$200,000. These funds were received subsequent to December 31, 2006.

Subsequent to December 31, 2005, action has been settled with one of the former directors. The settlement called for the former director to pay the Company USD $64,480, CAD $129,462, and to transfer of 9,639,000 shares of common stock of GMC to the Company. Subsequent to December 31, 2005 the Company received cash of $185,286 (CAD 198,562) and 9,639,000 shares of common stock of GMC in full settlement of the funds advanced to the directors. Of the 9,639,000 shares of common stock of GMC received 1,250,000 was returned to a company with common directors.

Subsequent to December 31, 2005, 2,950,000 stock options expired unexercised.

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

Clancy & Co resigned as auditors for the Company effective May 25, 2006. There were no reportable disagreements between the Company and Clancy & Co. On May 26, 2007 the Company engaged Dale Matheson Carr-Hilton Labonte, Chartered Accountants, (DMCL) to audit the Company's financial statements. Prior to its engagement, the Company had not consulted with DMCL with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject or disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K). The Board of Directors of the Company approved the change in accountants described herein and DMCL performed the December 31, 2004 and 2005 audit of the Company's financial statements.

ITEM 8A.	Controls and Procedures

The Company's president, as chief executive officer, and the Company's chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a)  Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 15, 2007 the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, with the exception that the Company was not prepared to file this form 10KSB for the year ended December 31, 2005 in a timely manner and has become delinquent in its reporting responsibilities. The Company has taken measures to reorganize its affairs and is in the process of bringing its required filings to a current status.

(b)  Changes in Internal Controls

Subsequent to December 31, 2004 and to January 13, 2006, the then board of directors failed to maintain the Company’s internal controls. Based on their subsequent evaluation as of December 15, 2007 the current chief executive officer and chief financial officer have concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, with the exception of a lack of control over the then board of directors in their disbursement of funds from the Company. Due to the lack of economic size of its business, the Company relies upon its board of directors for active management and maintenance of its internal controls over operations and reporting. Subsequent to the year ended December 31, 2005, on January 13, 2006, the Company accepted all except one of the resignations of its then directors and appointed two new directors to manage the Company and to bring its required public filings to a current status. The Company subsequently determined to put in place proper corporate governance wherein as a minimum, monthly documented board meetings are to be held and are to include a review of finances, there are to be outside directors on the board with an audit committee composed of at least one outside director and the Company will separate the board from day to day operations wherever practical.

ITEM 8B.	Other Information

There were no other reportable events during the quarter ended December 31, 2005.

PART III

ITEM 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

(a)  The following table furnishes the information concerning our directors and officers as of December 31, 2006 as well as those who were directors as of December 31, 2005. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.

Name	Age	Title	Term

Robert Smiley (appointed January 13, 2006)	62	President	Annual

Gerald William Runolfson (December 31, 2002 to June 15, 2003)	66	Director (and former President re-appointed January 13, 2006) Secretary and Director	Annual

Aloysius (Ken) Kow (appointed January 13, 2006)	65	Director	Annual

Ronald Xiuru Xie (appointed June 16, 2003)	44	President, CEO, Acting CFO and Director (resigned January 13, 2006)

Nick Ringma (appointed June 16, 2003)	59	Vice President and Director (resigned January 13, 2006)

Wei Zhang Liu (appointed August 11, 2003)	56	Director and Chairman (resigned January 13, 2006)

Liang Hong (appointed August 11, 2003)	43	Director (resigned January 13, 2006)

Liang Song Ge (appointed August 11, 2003)	41	Director (resigned January 13, 2006)

Yi Kang Sun (appointed August 11, 2003)	74	Director (resigned January 13, 2006)

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

MANAGEMENT EXPERIENCE

ROBERT SMILEY holds the position of President of the Company. Born and raised in Ontario, Mr. Smiley attended College in Southern California before attending the University of British Columbia where he earned a Bachelor of Arts (BA) and a Law Degree (LLB).

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

ALOYSIUS (KEN) KOW was a director of Drucker, Inc. from October 2000 until August 11, 2003 when he resigned. He had been a consultant to the Company and acted as Manager, Petroleum Operations, in charge of petroleum exploration since 1997. He received a Bachelor of Science in Chemistry in 1965 and a Ph.D in Chemistry in 1980 from the University of London, England. From 1984 to 1986, he was Manager of Core Analysis with Geotechnical Resources, Ltd. in Calgary, Alberta and from 1986 to 1988 he was Technical Manager with C&G Laboratories in Calgary, Alberta. From 1988 to 1997 he was employed with Waha Oil Company as a Petroleum Analyst in Tripoli, Libya, North Africa. He was Secretary of Richco Investors, Inc. (a public company) from 1997 to 2003 and from 2007 to the present and served as a director of Richco Investors, Inc. from 1998 to 2007.

Mr. Kow was re-appointed a Director of Drucker January 13, 2006.

GERALD WILLIAM RUNOLFSON, during the fiscal year ended December 31, 2004 was Secretary and Director, age 66, and was President and Director of Drucker, Inc. from 1991 to June 2003. He received a Bachelor of Science in Civil Engineering in 1963 from University of Saskatchewan, Canada. He studied Business Administration 1970 - 1971 at University of Alberta, Canada. From 1988 to 2000, he has been President of International Butec Industries Corp., Vancouver, BC, a company involved in mining exploration but switched to high tech (smart card technology) in 2000. He has resigned as an officer and director from Butec effective January 29, 2001. From 1991 to 1994 he was President of N-Viro Recovery, Inc. and from 1994 to present he has been President of Elkon Products, Inc. of Vancouver, B.C. The principal business of Elkon Products is the supply of silica fume. Silica fume is a product 100 times finer than cement and is a byproduct of the silicon metal manufacturing business. Elkon has the exclusive Canadian distribution rights for all silica fume produced in Canada. The product is used mainly in oil well cementing operation and in concrete construction. It is delivered by bulk rail car from Quebec to Alberta and then delivered by tanker truck to customers. Major customers include the oilfield service companies: Halliburton, BJ Services. He has been a Director of Horseshoe Gold Mines since 1991, a mining exploration company currently focusing on diamond exploration in Northern Canada. He resigned as President of Drucker Inc. in June 2003 and was then appointed Secretary.

RONALD XIURU XIE, age 44, President, Director, CEO, and Acting CFO of Drucker, Inc. (appointed in June 2003) obtained a BA degree from Beijing University of International Business & Economics in 1984 and a Master of Law in 1986 from School of Law, Beijing University of International Business & Economics. He obtained an LLB (law) in 1992 from Queen's University in Canada. He is President and director of China NetTV Holdings, Inc. since July 2003 to present. He was a founding partner of Allied Law Office in Beijing, PR China since 1998. He was a Senior Partner, Great Wall Law Office in Beijing, China, 1995-1998. He is admitted to practice in China since 1988 and was called to the Bar of Ontario, Canada in 1993. Mr. Xie will devote approximately 40% of his time to company operations.

NICK RINGMA, age 59, was appointed a director of Drucker, Inc. in June 2003. Mr. Ringma studied at Calvin College 1967-68 and obtained a BA in 1973 from Simon Fraser University in Vancouver, BC. From 1997 to present, he has been Vice President and director of Digital Accelerator Corp. He has been a director of Vertigo Technologies, Inc. from September 2002 to present. From 1980-1982, he was President of Miller Electronics - a Division of Gendis.

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

LIANG HONG, age 43, was appointed a director of Drucker, Inc. on August 11, 2003. He obtained a Bachelor Degree in 1985 from Automation Department of USTB. From the beginning of 2003 to the present, he has been Vice G.M. in School-funded Industrial Group of USTB. His major responsibilities include assessment for investment in connection with whole school's industry, estimation of legal risks, project plan, capital operation, public relationship, etc. Mr. Hong was a founder of BK and acts as Vice President, participating in all major decisions and development plan of the company, and shouldering such responsibilities as the establishment of technical and marketing teams, operating management, organization of R & D, development of new technology, administration of major projects, public relations, financing, etc. From 2001 to 2002, Mr. Hong set up Time High-Tech Co., Ltd. (THT) and acted as Vice G.M. Mr. Hong participated in all initial activities including project assessment, financing negotiations, incorporation of joint ventures. From 1999 to 2002, Mr. Hong acted as vice director of Robot Institute of USTB.

LIANG SONG GE, age 41, was appointed a director of Drucker, Inc. on August 11, 2003. He obtained a Bachelor Degree in 1986 from the Automation Department of USTB and a Master Degree in 1989 from Automation Department of Harbin Institute of Technology, China. From 1998 to 2002, Mr. Ge acted as Vice G.M. of BK. Since the beginning of 2003, Mr. Ge has acted as G.M. of BK.

YI KANG SUN, age 74, was appointed a director of Drucker, Inc. on August 11, 2003. He is a professor of automation at USTB, obtained a Bachelor Degree in 1952 from Tsinghua University in Beijing, China with a major in Material Molding and Control Engineering. Since 1999, Mr. Sun has acted as Technical Director of BK. He has been a director since incorporation of the company, responsible for technology directions, application and management, product development, international communication and development planning, R & D, and project planning. From 1994 to 1999, Mr. Sun acted as Chief Engineer of BK and was responsible for all major engineering and technological issues.

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

(a)  Cash Compensation.
Compensation paid, for all services provided during the fiscal year ended December 31, 2005, to each of our executive officers and to all officers as a group is set forth below.

SUMMARY COMPENSATION TABLE OF EXECUTIVES
		Annual Compensation			Awards
Name and	Year	Salary	Bonus	Other Annual	Restricted	Securities
Principal		($)	($)	Compensation	Stock Award	Underlying
Position				($)	($)	Options/SARs(#)

Gerald Runolfson	2005	0	0	0	0	0
Secretary/Director	2004	0	0	18,000	0	0
	2003	0	0	20,000	0	0
	2002	0	0	23,000	0	0
	2001	0	0	24,000	0	0

Ronald Xie	2005	0	0	0	0	0
President/Director	2004	0	0	180,350	0	0
	2003	0	20,000	70,000	0	0
	2002	0	0	0	0	0
	2001	0	0	0	0	0

Nick Ringma	2005	0		25,680	0	0
Vice President/Director	2004	0	0	42,800	0	0
	2003	0	10,000	28,000	0	0
	2002	0	0	0	0	0
	2001	0	0	0	0	0

Robert Smiley	2005	0	0	0	0	0
Director
(appointed January 2006)

Aloysius (Ken) Kow	2005	0	0	2,000	0	0
Director	2004	0	0	0	0	0
(resigned August 2003)	2003	0	0	36,919	0	0
(re-appointed January 2006)

Zhang Liu Wei	2005	0	0	0	0	0
Director	2004	0	0	0	0	0
	2003	0	0	0	0	0

Hong Liang	2005	0	0	0	0	0
Director	2004	0	0	60,000	0	0
	2003	0	0	0	0	0

Liang Song Ge	2005	0	0	0	0	0
Director	2004	0	0	0	0	0
	2003	0	0	0	0	0

Liang Hong	2005	0	0	0	0	0
Director	2004	0	0	0	0	0
	2003	0	0	0	0	0

Yi Kang Sun	2005	0	0	0	0	0
Director	2004	0	0	0	0	0
	2003	0	0	0	0	0

Officers	2005	0	0	27,680	0	0
as a group	2004	0	0	301,150	0	0
	2003	0	30,000	124,000	0	0
	2002	0	0	48,000	0	0
	2001	0	0	72,000	0	0

(b)  Compensation Pursuant to Option Plans.
See Summary Compensation Table of Executives

(c)  Other Compensation.
None. No stock appreciation rights or warrants to management exist.

(d)  Compensation of Directors.
Compensation paid by us for all services provided during the fiscal year ended December 31, 2005 to each of our directors and to all directors as a group is set forth above.

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

Beneficial owners of five percent (5%) or greater, of the Registrant's Common Stock and Warrants: No Preferred Stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's Common Stock known by us based upon 49,976,250 shares outstanding at December 31, 2005.

(i)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Interest	Percent of Class

Common Stock	Richco Investors, Inc.	9,225,000 *	18.46%
	789 West Pender St. #900
	Vancouver, B.C. Canada V6C 1H2

Common Shares	Beijing Beike Machinery	17,500,000 **	35.02%
	Electronics Materials
	Hightech Corp.

* 9,225,000 shares are owned by Richco Investors, Inc. Richco Investors, Inc. is beneficially owned by Raoul Tsakok through ownership of approximately 50% of the shares of common stock of Richco Investors, Inc. Additionally, Mr. Tsakok, through Cobilco, Inc., has an option to acquire 550,000 shares of the Company.

** Liang Song Ge, Liang Hong, Wei Zhang Liu, Yi Kong Sun, and USTB (university) received an aggregate of 17,500,000 shares. Subsequent to December 31, 2005 the 17,500,000 shares were returned to the Company and cancelled.

(ii)
The following sets forth information with respect to our Common Stock beneficially owned by each officer and director of the Company at December 31, 2005 and by all directors and officers as a group. (Table includes options granted to officers and directors. See Item 10(f) Stock Purchase Options.)

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Gerald Runolfson	512,501 ***	1.5%
	Director
	(former President)
	Vancouver, B.C., Canada	(812,501 *** including options 2.4%)

*** Porta-Pave Industries, Inc. (a company owned by the Runolfson family) owns 380,002 shares. Gerald Runolfson individually owns 132,499 shares and has an option to acquire 300,000 shares.

ITEM 12.	Certain Relationships and Related Transactions, and Director Independence

Richco Investors, Inc., a major shareholder of the Company, is indebted to the Company for $134,684 at December 31, 2005, with no fixed terms of repayment.

33

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

The new officers, directors, and principal shareholders of the Company, Liang Song Ge, Liang Hong, Wei Zhang Liu, Yi Kong Sun, and USTB (university) received an aggregate of 17,500,000 shares in 2004 and were to receive an additional 75,520,800 shares upon completion of a reverse split or increase of authorized capital. Upon the completion of the proposed reverse split or increase of authorized capital the Company committed to issue to an officer 6,511,456 shares in payment of legal fees for the transaction, which is equal to 7% of the stock issued and to be issued for the BK transaction. Neither the reverse split nor the increase of authorized capital of the Company received shareholders' approval and the acquisition transaction and agreement was terminated.

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

The aggregate fees billed by DMCL for the 2005 audit of the Company's annual financial statements were $15,000.

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

34

(2)  Audit Related Fees

No fees were billed by DMCL, Clancy or AH to the Company for professional services that are reasonably related to the audit or review of the Company's financial statements that are not disclosed in "Audit Fees" above for any of the years 2005, 2004, 2003 or 2002.

(3)  Tax Fees

No fees were billed by DMCL, Clancy or AH to the Company in 2005, 2004, 2003 or in 2002 for professional services rendered in connection with the preparation of the Company's tax returns for the period.

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

DRUCKER, INC.

Date: October 15, 2008	By:	/s/ Robert Smiley
Robert Smiley,
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 15, 2008	By:	/s/ Robert Smiley
Robert Smiley,
President and Director

Date: October 15, 2008		/s/ Aloysius (Ken) Kow
Aloysius (Ken) Kow,
Director

Date: October 15, 2008		/s/ Gerald W. Runolfson
Gerald W. Runolfson,
Director

Exhibit 31.1
CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Smiley, certify that

1.  I have reviewed this annual report on Form 10-KSB of Drucker Inc.;

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

4.  I, the registrant’s certifying officer, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has affected, or is reasonably likely to affect, the registrant’s internal control over financial reporting; and

5.  I, the registrant’s certifying officer, based on my most recent evaluation of internal control over financial reporting, have disclosed to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)  All deficiencies and weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

October 15, 2008

/s/ Robert Smiley
Robert Smiley
Acting Chief Executive Officer

Exhibit 31.2
CERTIFICATIONS OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Aloysius (Ken) Kow, certify that

1.  I have reviewed this annual report on Form 10-KSB of Drucker Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this report;

4.  I, the registrant’s certifying officer, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has affected, or is reasonably likely to affect, the registrant’s internal control over financial reporting; and

5.  I, the registrant’s certifying officer, based on my most recent evaluation of internal control over financial reporting, have disclosed to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)  All deficiencies and weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

October 15, 2008

/s/ Aloysius (Ken) Kow
Aloysius (Ken) Kow
Acting Chief Financial Officer

Exhibit 32.1
CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350)

In connection with the Annual Report of Drucker Inc., a Delaware corporation (the “Company”), on Form 10-KSB for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission (the “Report”), I, Robert Smiley, Acting Chief Executive Officer of the Company, do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:         /s/ Robert Smiley
Name:          Robert Smiley

Title:      Acting Chief Executive Officer

Date:      October 15, 2008

[A signed original of this written statement required by Section 906 has been provided to Drucker Inc. and will be retained by Drucker Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibit 32.2
CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350)

In connection with the Annual Report of Drucker Inc., a Delaware corporation (the “Company”), on Form 10-KSB for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission (the “Report”), I, Aloysius (Ken) Kow, Acting Chief Financial Officer of the Company, do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:           /s/ Aloysius (Ken) Kow
Name:            Aloysius (Ken) Kow

Title:        Acting Chief Financial Officer

Date: October 15, 2008

[A signed original of this written statement required by Section 906 has been provided to Drucker Inc. and will be retained by Drucker Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]