Form 10-Q
period 2006-03-31
DRUCKER INC
filed 2009-02-13
CIK 1042053

     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2006

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

49,976,250 as of March 31, 2006

Transitional Small Business Disclosure Format (Check one):  Yes        No  X

DRUCKER, INC.

ITEM 1. FINANCIAL STATEMENTS

DRUCKER, INC.
BALANCE SHEET

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$4,555	$14,711
Due from related parties	103,505	134,685
TOTAL CURRENT ASSETS	108,060	149,396

Investment - at cost – note 3	2,788,950	2,788,950
Fixed assets, net	1,113	5,078
TOTAL ASSETS	$2,898,123	$2,943,424

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities	$22,595	$22,595
TOTAL CURRENT LIABILITIES	22,595	22,595
Stockholders' Equity
Common Stock : $0.001 Par Value
Authorized : 50,000,000
Issued and Outstanding : 49,976,250	49,615	49,615
Additional Paid In Capital	9,615,254	9,615,254
Accumulated Other Comprehensive Income	-	-
Accumulated Deficit	(6,789,341)	(6,744,040)
TOTAL STOCKHOLDERS’ EQUITY	2,875,528	2,920,829
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,898,123	$2,943,424

See condensed notes to financial statements.

DRUCKER, INC.
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006 and 2005 and
from February 2, 2002 (date of entering the development stage)
to March 31, 2006 (Unaudited)

			February 2, 2002 to March 31,
	2006	2005	2006

Expenses:
Consulting	$-	$14,844	$625,847
Depreciation	250	318	5,910
Foreign exchange (gain) loss	(59)	27,361	44,073
Professional fees	38,282	53,565	1,164,546
Other operating expenses	6,828	22,082	272,523
Total expenses	(45,301)	(118,170)	(2,112,899)

Other income (expense):
Gain on disposal of securities	-	106,336	3,819,762
Acquisition advances written off - note 4	-	(128,876)	(1,851,100)
Interest income	-	4,725	37,364
Total other income (expense)	-	(17,815)	2,006,026

Net loss from continuing operations	(45,301)	(135,985)	(106,873)

Loss from discontinued operations	-	-	(576,793)
Net loss	$(45,301)	$(135,985)	$(683,666)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	49,976,250	49,976,250

See condensed notes to financial statements.

DRUCKER, INC.
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006 and 2005 and
from February 2, 2002 (date of entering the development stage)
to March 31, 2006
(Unaudited)

						February 2, 2002 to March 31,
		2006		2005		2006

Cash flows from operating activities
Net income (loss) from continuing operations		$(45,301)		$(135,985)		$(106,873)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation		250		318		6,789
Gain on disposal of securities		-		(106,336)		(3,819,762)
Changes in assets and liabilities:
Prepaid expenses and other current assets		-		-		1,008
Prepaid expenses - related party		-		-		18,265
Due from related parties		31,180		(4,571)		20,260
Accounts payable and accrued liabilities		-		(846)		1,491
Net cash used in operating activities		(13,871)		(247,420)		(3,878,822)
Net cash flows used in discontinued operations		-		-		(477,578)
Cash flows from investing activities
Proceeds from disposal of securities		-		110,935		4,132,627
Advances from discontinued operations		-		-		241,306
(Additions) disposals to capital assets		3,715		-		(12,978)
Net cash flows provided by investing activities		3,715		110,935		4,360,955

Net (decrease) increase in cash		(10,156)		(136,485)		4,555

Cash – beginning		14,711		271,669		-

Cash – ending		$4,555		$135,184		$4,555

Supplemental Information:

Cash paid for:
	$		$		$
Interest		-		-		-
Income taxes		-		-		-

See condensed notes to financial statements.

DRUCKER, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

Note 1 - Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's annual report filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Note 2 - Common Stock

Share Purchase Options

2,950,000 share purchase options entitling the holder to purchase one common share of the Company at $0.40 per share expired unexercised March 31, 2006.

Note 3 – Terminated Transaction

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

During the year ended December 31, 2004 the Company issued 17,500,000 common shares with a fair value of $2,788,950 pursuant to this agreement. However, as BK failed to deliver audited financial statements to the Company, the Company’s shareholders did not approve the forward split and announced it had decided not to proceed with the acquisition of BK resulting in these shares being cancelled, subsequent to March 31, 2006 but during the year ended December 31, 2006 (see note 5).

The net investment represents the following at March 31, 2006:

- Original cost of 25% of the outstanding share capital of BK     $2,788,950

Note 4 – Acquisition Advances

Former directors of the Company, associates of former directors of the Company and companies related to former directors of the Company received funds from the Company for the advancement of the acquisition of BK, as described in Note 3 above. The BK acquisition did not close and the acquisition agreement was terminated subsequent to March 31, 2006 (See Notes 3 and 5). The Company demanded funds advanced be returned and subsequently initiated legal action to recover the funds. During the year ended December 31, 2004 the Company fully provided against these advances due to the uncertainty of their collection. Subsequent to March 31, 2006 the Company recovered certain of these advances (see note 5).

Note 5 – Subsequent Events

Subsequent to March 31, 2006 a termination agreement was entered into with the vendors of BK to put all parties back in the position they were in before the acquisition agreement was executed including returning any BK interest acquired and canceling all of the 17,500,000 common shares of the Company that was issued as part of the acquisition agreement.

Subsequent to March 31, 2006 action has been settled with one of the former directors. The settlement called for the former director to pay the Company USD $64,480, CAD $129,462, and to transfer of 9,639,000 shares of common stock of Great China Mining Inc. (‘GCM’) to the Company. Subsequent to March 31, 2006 the Company received cash of USD $185,286 (CAD $198,562) in recovery of the advance and received 9,639,000 shares of GCM with a fair value of $1,821,511. The GCM shares are convertible into shares of common stock of Continental Minerals Corporation (“CMC”).

Subsequent to March 31, 2006 the Company and Global Fusion Media Inc. (“GFM”) signed a Loan Agreement whereby the Company will advance $100,000 to GFM in tranches of $10,000 to provide working capital for GFM. GFM will repay the funds borrowed on demand, which will not be made before 90 days from the dates of the advances. These advances are unsecured and bear interest at prime plus 2%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company (referred to in this report as Drucker, Inc.) has presented its quarterly financial statements which should be read in conjunction with its financial statements and related notes in its 10KSB annual report for December 31, 2005.

On June 15, 2003 the Company entered into an Acquisition Agreement to acquire 100% of the issued and outstanding shares of Beijing Beike-Masic Automation Engineering Company Limited ("BK"), a Chinese company specializing in industrial automation, in exchange for 93,020,800 shares of common stock of the Company, calculated on a pre-consolidation basis. The Agreement provided for a one for three reverse split of all the outstanding shares of Drucker to be approved by shareholders. Pursuant to the Agreement, the Company issued 17,500,000 common shares pre-consolidation. Shareholders' did not approve the required reverse split and the agreement did not complete. Subsequently the Company cancelled the 17,500,000 common shares previously issued.

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

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2006 VERSUS MARCH 31, 2005

The Company had no operations during the three-month period ended March 31, 2006 or 2005. The Company's primary source of income was derived during 2005 from the sale of 14,700 shares of marketable securities held by the Company of Tanganyika Oil Company Ltd. for a gain of $106,336 (2006: $nil).

Selling, general and administrative expenses for the three months ended March 31, 2006 primarily represented accounting and audit fees incurred in connection with adhering to the Company's SEC reporting requirements, and consulting, legal and professional fees incurred in connection with the BK acquisition. In the same period in 2005, the Company's selling, general and administrative requirements primarily represented accounting and audit fees incurred in connection with adhering to the Company's SEC reporting requirements. No future commitments exist for the consulting and legal fees, however the Company may need to incur additional fees of this type in its ongoing efforts to collect its debts and reorganize its business.

The Company believes it has sufficient cash and other resources to satisfy its cash requirements for the next twelve months based on the Company's current business situation. This could change, however, if any other business venture were to be embarked upon, which could require the use of the Company's available cash at a much faster rate.

LIQUIDITY

The Company may use all of its liquidity in the attempt to acquire or develop a business. The Company is unable to carry out any plan of business without adequate funding. The Company cannot predict to what extent its current liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity, which the Company may eventually acquire. There is no assurance that the Company can continue as a going concern without more and substantial funding in any business, for which funding there is no committed source. The Company's primary capital resources at March 31, 2006 are cash in the bank of $4,555 and an amount due from a related party of $103,504.

The Company's own issued shares of common stock may be illiquid because it is restricted in an unproved company with a short history of income generation.

Because the Company does not currently derive income from any business activity, the Company is dependent on its cash reserves for its short term needs. The Company had current assets of $4,555 at March 31, 2006 ($135,184 at March 31, 2005) and had current liabilities of $22,594 ($22,594 at March 31, 2005). These amounts are estimated to be sufficient for continued operations for at least the next twelve months. This could change, however, if any other business venture were to be embarked upon, and the available cash could be depleted much more rapidly. The Company has no long-term debt.

The Company also has an amount due from a related party of $103,504. The Company has demanded repayment of the balance due from the related party and is in the course of negotiation on the terms of repayment by installments.

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company for 2005 and any Current Reports on Form 8-K filed by the Company.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Subsequent to March 31, 2006 a termination agreement was entered into with the vendors of BK to put all parties back in the position they were in before the acquisition agreement was executed including returning any BK interest acquired and canceling all of the 17,500,000 common shares of the Company that was issued as part of the acquisition agreement.

Subsequent to March 31, 2006 the Company reached a settlement agreement with a former director and companies related to him and received the recovery of acquisition advances totaling CAD$200,000.

Subsequent to March 31, 2006 action has been settled with one of the former directors. The settlement called for the former director to pay the Company USD $64,480, CAD $129,462, and to transfer of 9,639,000 shares of common stock of Great China Mining Inc. (‘GCM’) to the Company. Subsequent to March 31, 2006 the Company received cash of USD $185,286 (CAD $198,562) in recovery of the advance. 9,639,000 shares of common stock of GCM were received during the year ended December 31, 2006 in full settlement of the funds advanced to the directors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Reports on Form 8-K filed during the three months ended March 31, 2006 (incorporated by reference):

None

ITEM 6. EXHIBITS

The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

Exhibits 31 and 32 (Sarbanes-Oxley Certifications)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRUCKER, INC.
Registrant

Date: October 18, 2008	/s/ Robert Smiley
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

October 18, 2008

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

October 18, 2008

/s/Aloysius (Ken) Kow
Aloysius (Ken) Kow, Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)
Exhibit 32.1

In connection with the quarterly report of Drucker, Inc., a Delaware corporation, (the “Company”), on Form 10-QSB for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission (the “Report”), Robert Smiley, Chief Executive Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:          /s/Robert Smiley
Name:     Robert Smiley

Title:       Chief Executive Officer

Date:       October 18, 2008

[A signed original of this written statement required by Section 906 has been provided to Drucker, Inc. and will be retained by Drucker, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)
Exhibit 32.2

In connection with the quarterly report of Drucker, Inc., a Delaware corporation (the “Company”), on Form 10-QSB for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission (the “Report”), Aloysius (Ken) Kow, Chief Financial Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:           /s/Aloysius (Ken) Kow

Name:      Aloysius (Ken) Kow

Title:        Chief Financial Officer

Date:        October 18, 2008

[A signed original of this written statement required by Section 906 has been provided to Drucker, Inc. and will be retained by Drucker, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]