Form 10-Q
period 2006-06-30
DRUCKER INC
filed 2009-02-19
CIK 1042053

     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For quarterly period ended June 30, 2006

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

49,976,250 as of June 30, 2006

Transitional Small Business Disclosure Format (Check one):  Yes        No  X

DRUCKER, INC.

ITEM 1. FINANCIAL STATEMENTS

These interim financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

DRUCKER, INC.
BALANCE SHEET
Stated in U.S. dollars

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,109	$14,711
Due from related parties	-	134,685
TOTAL CURRENT ASSETS	12,109	149,396
Investment - at equity – note 4	2,788,950	2,788,950
Fixed Assets, Net	863	5,078
TOTAL ASSETS	$2,801,922	$2,943,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and other accrued liabilities	$22,595	$22,595
Due to related parties	33,998	-
	56,593	22,595
Commitments and Contingencies	-	-
	56,593	22,595
Stockholders' Equity
Common Stock: $0.001 Par Value
Authorized: 50,000,000
Issued and Outstanding: 49,976,250	49,615	49,615
Additional Paid In Capital	9,615,254	9,615,254
Accumulated Other Comprehensive Income	-	-
Accumulated Deficit	(6,919,540)	(6,744,040)
Total Stockholders' Equity	2,745,329	2,920,829
Total Liabilities and Stockholders' Equity	$2,801,922	$2,943,424

See condensed notes to financial statements.

DRUCKER, INC.
STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2006 and 2005 and from February 2, 2002 (date of entering the development stage)
to June 30, 2006
(Unaudited)

					February 2,
	THREE MONTHS ENDED		SIX MONTHS ENDED		2002 to
	June 30,	June 30,	June 30,	June 30,	June 30,
Stated in U.S. Dollars	2006	2005	2006	2005	2006

Expenses:
Consulting	$2,208	$12,840	$2,208	$27,684	$628,055
Depreciation	250	318	500	636	6,160
Foreign exchange (gain) loss	18,397	2,578	18,338	29,939	62,470
Professional fees	109,780	10,029	148,062	63,594	1,274,326
Other operating expenses	(436)	9,845	6,392	31,927	272,087
Total expenses	130,199	35,610	175,500	153,780	2,243,098
Loss from operations	(130,199)	(35,610)	(175,500)	(153,780)	(2,243,098)

Other income (expense):
Gain on disposal of securities	-	-	-	106,336	3,819,762
Write off of acquisition advances	-	(58,037)	-	(186,913)	(1,851,100)
Equity income	-	-	-	-	-
Interest income	-	13,723	-	18,448	37,364

Net loss from continuing operations for the period	(130,199)	(79,924)	(175,500)	(215,909)	(237,072)

Loss from discontinued operations	-	-	-	-	(576,794)
Net income (loss) for the period	$(130,199)	$(79,924)	$(175,500)	$(215,909)	$(813,865)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	49,976,250	49,976,250	49,976,250	46,418,558

See condensed notes to financial statements.

DRUCKER, INC.
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006 and 2005 and
from February 2, 2002 (date of entering the development stage)
to June 30, 2006
(Unaudited)

	June 30	June 30	February 2, 2002 to June 30,
Stated in U.S. dollars	2006	2005	2006
Cash flows from operating activities
Net loss	$(175,500)	$(215,909)	$(237,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	500	636	7,039
Equity income	-	-	-
Translation adjustment	-	-	-
Gain on disposal of securities	-	(106,336)	(3,819,762)
Changes in assets and liabilities:
Prepaid expenses and other current assets	-	-	1,008
Prepaid expenses - related party	-	-	18,265
Due from related parties	168,683	(18,294)	157,763
Accounts payable and accrued liabilities	-	(846)	1,491
Net cash flows used in operating activities	(6,317)	(340,749)	(3,871,268)
Net cash flows used in discontinued operations	-	-	(477,578)

Cash flows from investing activities
Proceeds from disposal of securities	-	110,935	4,132,627
(Additions) disposals to capital assets	3,715	-	(12,978)
Advances from discontinued operations	-	-	241,306
Net cash flows provided by (used in) investing activities	3,715	110,935	4,360,955
Net decrease in cash and cash equivalents	(2,602)	(229,814)	12,109

Cash and cash equivalents - beginning of period	14,711	271,669	-
Cash and cash equivalents - end of period	$12,109	$41,855	$12,109
Supplemental Information:

Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

See condensed notes to financial statements.

DRUCKER, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006
(Stated in U.S. dollars)
(Unaudited)

Note 1 - Interim Reporting

While the information presented in the accompanying interim three and six months financial statements is unaudited, it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's December 31, 2005 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 2005 annual financial statements on Form 10-KSB, as amended.

Note 2 - Common Stock

(a) Share Purchase Warrants
5,542,065 share purchase warrants entitling the holder to purchase one additional unit of the Company at $0.40 per unit expired unexercised March, 2005.

(b) Share Purchase Options
2,950,000 share purchase options entitling the holder to purchase one common share of the Company at $0.40 per share expired unexercised March 31, 2006.

(c) Earnings per share
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

Note 3 - Marketable Securities

The method used to determine the cost of the securities sold is average cost.

Reconciliation of unrealized gains included in other comprehensive income for the six months ended June 30:

	2006	2005

Beginning balance	$-	$108,444
Unrealized holding gains (loss) during the period	-	(19,122)
Reclassification - gains included in earnings	-	(89,322)
Ending balance	$-	$-

Note 4 – Terminated Transaction

By an agreement dated June 15, 2003 the Company agreed to acquire 100% of the issued shares of BK for the issuance of 17,500,000 shares of common stock in escrow, and a further 75,520,800 common shares after audited financial statements of BK have been delivered. The Company agreed to pay legal fees in common shares equal to 7% of the total shares issued under the agreement. BK, a business corporation incorporated under the laws of the Peoples Republic of China, is a provider of complete system solutions for industrial automation and control.

During the year ended December 31, 2004 the Company issued the 17,500,000 common shares with a fair value of $2,788,950 pursuant to this agreement. However, as BK failed to deliver audited financial statements to the Company, the Company’s shareholders did not approve the agreement and announced it had decided not to proceed with the acquisition of BK resulting in these shares being cancelled subsequent to June 30, 2006 but during the year ended December 31, 2006 (see note 6).

The net investment represents the following at June 30, 2006:
- Original cost of 25% of the outstanding share capital of BK          $2,788,950

Note 5 – Acquisition Advances

Former directors of the Company, associates of former directors of the Company and companies related to former directors of the Company received funds from the Company for the advancement of the acquisition of BK, as described in Note 4 above. The BK acquisition did not close and the acquisition agreement was terminated subsequent to June 30, 2006 (See Notes 4 and 6). The Company demanded funds advanced be returned and subsequently initiated legal action to recover the funds. During the year ended December 31, 2004 the Company fully provided against these advances due to the uncertainty of their collection. Subsequent to June 30, 2006 the Company recovered certain of these advances (see note 6).

Note 6 – Subsequent Events

Subsequent to June 30, 2006 a termination agreement was entered into with the vendors of BK to put all parties back in the position they were in before the BK acquisition agreement was executed including returning any BK interest acquired and canceling all of the 17,500,000 common shares of the Company that was issued as part of the acquisition agreement.

Subsequent to June 30, 2006 the Company reached a settlement agreement with a former director and companies related to him and received the recovery of acquisition advances totaling CAD$200,000.

Subsequent to June 30, 2006 action has been settled with one of the former directors of the Company. The settlement called for the former director to pay the Company USD $64,480, CAD $129,462, and the transfer of 9,639,000 shares of common stock of Great China Mining Inc. (‘GCM’) to the Company. Subsequent to June 30, 2006 the Company received cash of USD $185,286 (CAD $198,562) in recovery of the advance and 9,639,000 shares of common stock of GCM were received during the year ended December 31, 2006 in full settlement of the funds advanced to the directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Drucker, Inc. (or the ‘Company’) has presented its quarterly financial statements which should be read in conjunction with its financial statements and related notes in its 10KSB annual report for December 31, 2005.

On June 15, 2003 the Company entered into an Acquisition Agreement to acquire 100% of the issued and outstanding shares of Beijing Beike-Masic Automation Engineering Company Limited ("BK"), a Chinese company specializing in industrial automation, in exchange for 93,020,800 shares of common stock of the Company, calculated on a pre-consolidation basis. The Agreement provided for a one for three reverse split of all the outstanding shares of Drucker to be approved by shareholders before the issuance of the shares would be completed. Pursuant to the Agreement, the Company issued 17,500,000 common shares pre-consolidation.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 COMPARED WITH JUNE 30, 2005

The Company had no operations during the three and six month period ended June 30, 2006. (2005: sold 14,700 shares for a gain of $106,336)

Expenses for the three and six months ended June 30, 2006 primarily represented accounting and audit fees incurred in connection with adhering to the Company's SEC reporting requirements, and consulting, legal and professional fees incurred in connection with the BK acquisition. In the same period in 2005, the Company's expenses represented accounting, audit and legal and consulting fees incurred in connection with the failed acquisition of BK referred to elsewhere in this form 10QSB. No future commitments exist for the consulting and legal fees, however the Company may need to incur additional fees of this type in its ongoing efforts to collect its debts and reorganize its business.

The Company believes it has sufficient cash and other resources to satisfy its cash requirements for the next twelve months based on the Company's current business situation. This could change, however, if any other business venture were to be embarked upon, which could require the use of the Company's available cash at a much faster rate.

LIQUIDITY

The Company may use all of its liquidity in the attempt to acquire or develop a business. The Company is unable to carry out any plan of business without adequate funding. The Company cannot predict to what extent its current liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity, which the Company may eventually acquire. There is no assurance that the Company can continue as a going concern without more and substantial funding in any business, for which funding there is no committed source. The Company's primary capital resource at June 30, 2006 is cash in the bank of $12,109.

The Company's own issued shares of common stock may be illiquid because it is restricted in an unproven company with a short history of income generation.

Because the Company does not currently derive income from any business activity, the Company is dependent on its cash reserves for its short term needs. The Company had current assets of $12,109 at June 30, 2006 ($41,855 at June 30, 2005) and had current liabilities of $22,594 at June 30, 2006 (unchanged from $22,594 at June 30, 2005). These amounts are estimated to be sufficient for continued operations for at least the next twelve months. This could change, however, if any other business venture were to be embarked upon, and the available cash could be depleted much more rapidly. The Company has no long-term debt.

The Company also has an amount due to a related party of $33,999. The advances from the related party have allowed the Company to finance daily operations (due from a related party of $134,684 at June 30, 2005). The Company continues to negotiate the terms of repayment by installments.

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2005 and any Current Reports on Form 8-K filed by the Company.

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

Based on their evaluation as of December 15, 2007 the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, with the exception that the Company was not prepared to file its form 10KSB for the years ended December 31, 2004 (subsequently filed), 2005 (subsequently filed), 2006 and 2007 in a timely manner and has become delinquent in its reporting responsibilities. The Company has taken measures to reorganize its affairs and is in the process of bringing its required filings to a current status.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Subsequent to June 30, 2006 a termination agreement was entered into with the vendors of BK to put all parties back in the position they were in before the acquisition agreement was executed including returning any BK interest acquired and canceling all of the 17,500,000 common shares of the Company that was issued as part of the acquisition agreement.

Subsequent to June 30, 2006 the Company reached a settlement agreement with a former director and companies related to him and received the recovery of acquisition advances totaling CAD$200,000.

Subsequent to June 30, 2006 action has been settled with one of the former directors. The settlement called for the former director to pay the Company USD $64,480, CAD $129,462, and to transfer of 9,639,000 shares of common stock of Great China Mining Inc. (‘GCM’) to the Company. Subsequent to June 30, 2006 the Company received cash of USD $185,286 (CAD $198,562) in recovery of the advance. 9,639,000 shares of common stock of GCM were received during the year ended December 31, 2006 in full settlement of the funds advanced to the directors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Reports on Form 8-K filed during the three months ended June 30, 2006 (incorporated by reference):

None

ITEM 6. EXHIBITS

The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

Exhibits 31 and 32 (Sarbanes-Oxley Certifications)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRUCKER, INC.
Registrant

Date: October 22, 2008	/s/ Robert Smiley
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

October 22, 2008

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

October 22, 2008

/s/Aloysius (Ken) Kow
Aloysius (Ken) Kow, Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)
Exhibit 32.1

In connection with the quarterly report of Drucker, Inc., a Delaware corporation, (the “Company”), on Form 10-QSB for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission (the “Report”), Robert Smiley, Chief Executive Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:          /s/Robert Smiley
Name:     Robert Smiley

Title:       Chief Executive Officer

Date:       October 22, 2008

[A signed original of this written statement required by Section 906 has been provided to Drucker, Inc. and will be retained by Drucker, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)
Exhibit 32.2

In connection with the quarterly report of Drucker, Inc., a Delaware corporation (the “Company”), on Form 10-QSB for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission (the “Report”), Aloysius (Ken) Kow, Chief Financial Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:           /s/Aloysius (Ken) Kow

Name:      Aloysius (Ken) Kow

Title:        Chief Financial Officer

Date:        October 22, 2008

[A signed original of this written statement required by Section 906 has been provided to Drucker, Inc. and will be retained by Drucker, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]