Form 10-Q
period 2006-09-30
DRUCKER INC
filed 2009-02-19
CIK 1042053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

Quarterly Report under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

49,976,250 as of September 30, 2006

Transitional Small Business Disclosure Format (Check one):   Yes        No  X

DRUCKER, INC.

ITEM 1. FINANCIAL STATEMENTS

These interim financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

DRUCKER, INC.
BALANCE SHEET
Stated in U.S. dollars

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,889	$14,711
Due from related party	-	134,685
TOTAL CURRENT ASSETS	2,889	149,396
Investment - at equity – note 4	2,788,950	2,788,950
Fixed Assets, Net	613	5,078
TOTAL ASSETS	$2,792,452	$2,943,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and other accrued liabilities	$22,595	$22,595
Due to related party	77,558	-
TOTAL CURRENT LIABILITIES	100,153	22,595
Commitments and Contingencies	-	-
	100,153	22,595

Stockholders' Equity
Common Stock: $0.001 Par Value
Authorized: 50,000,000
Issued and Outstanding: 49,976,250	49,615	49,615
Additional Paid In Capital	9,615,254	9,615,254
Accumulated Other Comprehensive Income	-	-
Accumulated Deficit	(6,972,570)	(6,744,040)
Total Stockholders' Equity	2,692,299	2,920,829

Total Liabilities and Stockholders' Equity	$2,792,452	$2,943,424

See condensed notes to financial statements.

DRUCKER, INC.
STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2006 and 2005 and from February 2, 2002 (date of entering the development stage)
to September 30, 2006
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED		February 2, 2002 to
	September 30,	September 30,	September 30,	September 30,	September 30,
Stated in U.S. Dollars	2006	2005	2006	2005	2006

Expenses:
Consulting	$2,690	$4,280	$4,898	$31,964	$630,745
Depreciation	250	318	750	954	6,410
Foreign exchange (gain) loss	(6,559)	(667)	11,779	29,272	55,911
Professional fees	40,590	-	188,652	63,594	1,314,916
Other operating expenses	16,059	11,729	22,451	43,656	288,146
Travel and business promotion	-	-	-	-	-
Total expenses	53,030	15,660	228,530	169,440	2,296,128
Loss from operations	(53,030)	(15,660)	(228,530)	(169,440)	(2,296,128)

Other income (expense):
Gain on disposal of securities	-	-	-	106,336	3,819,762
Equity income	-	-	-	-	-
Interest income	-	-	-	18,448	37,364
Write off of acquisition advances	-	(11,729)	-	(198,642)	(1,851,100)

Net income (loss) for the period from continuing operations	$(53,030)	$(27,389)	$(228,530)	$(243,298)	$(290,102)

Loss from discontinued operations	-	-	-	-	(576,794)
Net income (loss) for the period	$(53,030)	$(27,389)	$(228,530)	$(243,298)	$(866,896)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	49,976,250	49,976,250	49,976,250	49,976,250

See condensed notes to financial statements.

DRUCKER, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 and
from February 2, 2002 (date of entering the development stage)
to September 30, 2006
(UNAUDITED)

Stated in U.S. dollars	2006	2005	February 2, 2002 to September 30, 2006
Cash flows from operating activities
Net loss	$(228,530)	$(243,298)	$(290,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	750	954	7,289
Equity income	-	-	-
Translation adjustment	-	-	-
Gain on disposal of securities	-	(106,336)	(3,819,762)
Changes in assets and liabilities:
Prepaid expenses and other current assets	-	-	1,008
Due from related parties	212,243	(18,294)	201,323
Prepaid expenses - related party	-	-	18,265
Accounts payable and accrued liabilities	-	(846)	1,491
Net cash flows used in continuing operations	(15,537)	(367,820)	(3,880,488)
Net cash flows used in discontinued operations	-	-	(477,578)

Cash flows from investing activities
Proceeds from disposal of securities	-	110,935	4,132,627
Disposals (Additions) to capital assets	3,715	-	(12,978)
Advances from discontinued operations of disposed subsidiary	-	-	241,306
Net cash flows provided by (used in) investing activities	3,715	110,935	4,360,955

Net decrease in cash and cash equivalents	(11,822)	(256,885)	2,889

Cash and cash equivalents - beginning of period	14,711	271,669	-
Cash and cash equivalents - end of period	$2,889	$14,784	$2,889
Supplemental Information:

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See condensed notes to financial statements.

DRUCKER, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006
(Stated in U.S. dollars)
(Unaudited)

Note 1 - Interim Reporting

While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's December 31, 2005 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 2005 annual financial statements on Form 10-KSB.

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

Reconciliation of unrealized gains included in other comprehensive income for the nine months ended September 30:

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

During the year ended December 31, 2004 the Company issued the 17,500,000 common shares with a fair value of $2,788,950 pursuant to this agreement. However, as BK failed to deliver audited financial statements to the Company, the Company’s shareholders did not approve the agreement and announced it had decided not to proceed with the acquisition of BK resulting in these shares being cancelled subsequent to September 30, 2006 but during the year ended December 31, 2006 (see note 6).

The net investment represents the following at September 30, 2006:
- Original cost of 25% of the outstanding share capital of BK          $2,788,950

Note 5 – Acquisition Advances

Former directors of the Company, associates of former directors of the Company and companies related to former directors of the Company received funds from the Company for the advancement of the acquisition of BK, as described in Note 4 above. The BK acquisition did not close and the acquisition agreement was terminated subsequent to September 30, 2006 (See Notes 4 and 6). The Company demanded funds advanced be returned and subsequently initiated legal action to recover the funds. During the year ended December 31, 2004 the Company fully provided against these advances due to the uncertainty of their collection. Subsequent to September 30, 2006 the Company recovered certain of these advances (see note 6).

Note 6 – Subsequent Events

Subsequent to September 30, 2006 a termination agreement was entered into with the vendors of BK to put all parties back in the position they were in before the acquisition agreement was executed including returning any BK interest acquired and canceling all of the 17,500,000 common shares of the Company that was issued as part of the acquisition agreement.

Subsequent to September 30, 2006 the Company reached a settlement agreement with a former director and companies related to him and received the recovery of acquisition advances totaling CAD$200,000.

Subsequent to September 30, 2006 action has been settled with one of the former directors. The settlement called for the former director to pay the Company USD $64,480, CAD $129,462, and to transfer of 9,639,000 shares of common stock of Great China Mining Inc. (‘GCM’) to the Company. Subsequent to September 30, 2006 the Company received cash of USD $185,286 (CAD $198,562) in recovery of the advance. 9,639,000 shares of common stock of GCM were received during the year ended December 31, 2006 in full settlement of the funds advanced to the directors.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006
COMPARED WITH SEPTEMBER 30, 2005

The Company had no operations during the three and nine month periods ended September 30, 2006. (2005: sold 14,700 shares for a gain of $106,336)

Expenses for the three and nine months ended September 30, 2006 primarily represented costs of maintaining an office and accounting and audit fees incurred in connection with adhering to the Company's SEC reporting requirements, consulting, and legal and professional fees incurred in connection with the BK acquisition and recovery. In the same period in 2005, the Company's expenses represented accounting, audit, legal and consulting fees incurred in connection with the failed acquisition of BK referred to elsewhere in this form 10QSB. No future commitments exist for the consulting and legal fees, however the Company may need to incur additional fees of this type in its ongoing efforts to collect its debts and reorganize its business.

The Company believes it has sufficient cash resources to satisfy its cash requirements for the next twelve months based on the Company's current business situation. This could change, however, if any other business venture were to be embarked upon, which could require the use of the Company's available cash at a much faster rate.

LIQUIDITY

The Company may use all of its liquidity in the attempt to acquire or develop a business. The Company is unable to carry out any plan of business without adequate funding. The Company cannot predict to what extent its current liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity, which the Company may eventually acquire. There is no assurance that the Company can continue as a going concern without more and substantial funding in any business, for which funding there is no committed source. The Company's primary capital resource at September 30, 2006 is cash in the bank of $2,889.

The Company's own issued shares of common stock may be illiquid because the shares would be restricted from trading in an unproven company with a short history of income generation.

Because the Company does not currently derive income from any business activity, the Company is dependent on its cash reserves for its short term needs. The Company had current assets of $2,889 at September 30, 2006 ($14,784 at September 30, 2005) and had current liabilities of $22,594 at September 30, 2006 (unchanged from $22,594 at September 30, 2005) These amounts are estimated to be sufficient for continued operations for at least the next twelve months. This could change, however, if any other business venture were to be embarked upon, and the available cash could be depleted much more rapidly. The Company has no long-term debt.

The Company also has an amount owing to a related party of $77,559. The advances from the related party have allowed the Company to finance daily operations (due from a related party of $134,684 at September 30, 2005). The Company continues to negotiate the terms of repayment by installments.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Subsequent to September 30, 2006 a termination agreement was entered into with the vendors of BK to put all parties back in the position they were in before the acquisition agreement was executed including returning any BK interest acquired and canceling all of the 17,500,000 common shares of the Company that was issued as part of the acquisition agreement.

Subsequent to September 30, 2006 the Company reached a settlement agreement with a former director and companies related to him and received the recovery of acquisition advances totaling CAD$200,000.

Subsequent to September 30, 2006 action has been settled with one of the former directors. The settlement called for the former director to pay the Company USD $64,480, CAD $129,462, and to transfer of 9,639,000 shares of common stock of Great China Mining Inc. (‘GCM’) to the Company. Subsequent to September 30, 2006 the Company received cash of USD $185,286 (CAD $198,562) in recovery of the advance. 9,639,000 shares of common stock of GCM were received during the year ended December 31, 2006 in full settlement of the funds advanced to the directors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Reports on Form 8-K filed during the three months ended September 30, 2006 (incorporated by reference):

None

ITEM 6. EXHIBITS

The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

Exhibits 31 and 32 (Sarbanes-Oxley Certifications)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRUCKER, INC.
Registrant

Date: October 26, 2008	/s/ Robert Smiley
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

October 26, 2008

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

October 26, 2008

/s/Aloysius (Ken) Kow
Aloysius (Ken) Kow, Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)
Exhibit 32.1

In connection with the quarterly report of Drucker, Inc., a Delaware corporation, (the “Company”), on Form 10-QSB for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission (the “Report”), Robert Smiley, Chief Executive Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:          /s/Robert Smiley
Name:     Robert Smiley

Title:       Chief Executive Officer

Date:       October 26, 2008

[A signed original of this written statement required by Section 906 has been provided to Drucker, Inc. and will be retained by Drucker, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)
Exhibit 32.2

In connection with the quarterly report of Drucker, Inc., a Delaware corporation (the “Company”), on Form 10-QSB for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission (the “Report”), Aloysius (Ken) Kow, Chief Financial Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:           /s/Aloysius (Ken) Kow

Name:      Aloysius (Ken) Kow

Title:        Chief Financial Officer

Date:        October 26, 2008

[A signed original of this written statement required by Section 906 has been provided to Drucker, Inc. and will be retained by Drucker, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]