Form 10-K
period 2006-12-31
DRUCKER INC
filed 2009-03-26
CIK 1042053

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

COMMON STOCK $0.001 PAR VALUE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. []

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No []  (2) Yes [X] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

State issuer’s revenues for its most recent fiscal year: Gross revenues from gain on sale of marketable securities for its most recent fiscal year were $nil.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Aggregate market value of common equity held by non-affiliates: $974,287 as of within past 60 days (at $0.03/share closing price at December 15, 2007).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

32,476,250 common shares as of December 15, 2007

DOCUMENTS INCORPORATED BY REFERENCE None

Transitional Small Business Disclosure Format (check one): Yes [] No [X]

TABLE OF CONTENTS

PART I

Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Item 6.	Management's Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
Item 8B.	Other Information

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions, and Director Independence

PART IV

Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services

Signatures
Certification

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

No activities were conducted in 1995 or 1996. In 1997 the Company adopted a business plan to engage in oil and gas exploration. The Company's primary business focus was then the acquisition, exploration and development of mineral properties and oil and natural gas properties. In early 1997 the Company negotiated joint venture farm-in agreements with two Vancouver based oil companies, with whom the companies' officers and directors were affiliates, for a 50% interest in certain oil projects in the People's Republic of China. The projects were unsuccessful, were abandoned and written off to deficit in 1998.

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

By an agreement dated February 1, 2002, the Company disposed of its wholly owned subsidiary, Drucker Petroleum, Inc., which held the West Gharib Block in Egypt, for US$250,000 and 1,000,000 common shares of Tanganyika Oil Company Ltd., a publicly registered company in Canada listed on the TSX-Venture Exchange.  During the years 2003, 2004, 2005 and 2006 the Company received sale proceeds of $4,132,627 from the sale of Tanganyika shares.

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

BK, a business incorporated under the laws of the Peoples Republic of China, is a provider of complete system solutions for industrial automation and control, specializing in developing, manufacturing, distributing and integrating system solutions and automation control products to industrial enterprises such as steel companies, machinery manufacturing companies and public utilities and located in the Zhong-Guan-Cun Hi-tech Zone in Beijing, China.

Subsequently, during 2005, the Company announced it was not  proceeding with the acquisition of BK, cancelled the agreement and cancelled the issuance of the 17,500,000 shares of common stock.

Directors of the Company, associates of directors of the Company and companies related to directors of the Company (the ‘related parties’) received funds from the Company for the advancement of the acquisition of BK as described above. The BK acquisition did not complete and the acquisition agreement was terminated. Upon review of the related party expenditures by current management, it became evident that proper corporate governance and financial controls were not followed by the former management with respect to the expenditures. As a consequence, the Company demanded $2,023,986 of the funds advanced to the related parties be returned to the Company and initiated legal action for their return. Subsequently, the Company received $269,450 in recovery of the bad debt ($120,806 in 2006) and received 9,639,000 shares of common stock of Great China Mining, Inc. (converted to 1,097,296 shares of Continental Minerals Corporation) with a then current market value of $1,821,511 in (partial) settlement of the accounts receivable from related parties.

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

Mr. Kow was re-appointed a Director of Drucker January 13, 2006.

New Business

The Company entered into a letter of intent (“LOI”) dated October 19, 2007 with Global Fusion Media Inc. (“Global”) and its shareholders to acquire 100% of the issued and outstanding shares of Global. In consideration for the acquisition of 100% of Global’s issued and outstanding shares, the Company would issue to the Global shareholders a total of 15,000,000 shares of the Company’s authorized capital on a pro rata basis. Such shares would be held in escrow to be released on the basis of one share for every $0.20 of revenue received by the Company, flowing from the business of Global. Global is a private company which has contracts to install a captive television network in a number of army bases in the U.S. As well, Global has been negotiating with a major health and pharmaceutical supplier in the U.S. to install a captive television network in various of the supplier locations. The LOI is subject to a contract being signed between the supplier and Global (or Global’s subsidiaries) for such installations. The LOI is also subject to the completion of a ninety day due diligence period and the receipt of a due diligence report satisfactory to the Company from such review. Both parties also agree to execute a formal agreement prior to the end of the due diligence period.

By separate letter agreement dated October 19, 2007 the parties also agreed that the Company would retain a five percent interest in and to the captive television network business of Global should the parties decide not to execute a formal agreement with the Company at the end of the due diligence period.

By Loan Agreements made between the Company and Global, dated October 29, 2007 and amended February 6, 2008 and as further amended on August 27, 2008,  the Company loaned Global the sum of $390,000 (“Loan”). Under the terms of the Loan, Global must use the funds solely for the operation of its business and not for the purpose of acquisitions or other capital expenditures. The Loan will be repaid through the cash payment of $195,000 and the issuance of 1,950,000 common shares of Global at a deemed price of $0.10 per share.  The repayment is to commence upon receipt by Global of proceeds from a proposed financing.  To date the proposed financing has not been completed and no part of the debt has been repaid.  The loan agreements also terminated the LOI.

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

ITEM 3.

Legal Proceedings

The Company has commenced legal action to recover approximately Usd$214,705 plus Cdn$56,000 from certain parties formerly associated with the Company. It is the Company’s position that, contrary to good corporate governance and internal financial controls, these funds were improperly withdrawn from the Company. The issues are expected to be heard in court during 2009.

The Company has commenced legal action to recover approximately Cdn$5,655,000 funds improperly spent by certain former directors of the Company. It is the Company’s position that, contrary to good corporate governance and internal financial controls, these funds were improperly withdrawn from the Company and the certain former directors breached their respective fiduciary duties to the Company. The issues are expected to be heard in court during 2009.

ITEM 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Drucker, Inc., through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

PART II

ITEM 5.

Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Bids and Offers for the Company's common stock are quoted by the NASD on the Over-the-Counter Bulletin Board. Such over the counter market quotations reflect interdealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions. The Company is delinquent in its reporting obligations for the years 2007 and 2008 but is committed to bringing its’ filings current.

As of December 31, 2006 the Registrant had 60 shareholders of record of its common stock.

No dividends on outstanding common stock have been paid within the last two fiscal years and the Company does not anticipate or intend upon paying dividends for the foreseeable future.

ITEM 6.

Management's Discussion and Analysis or Plan of Operation

The information presented here should be read in conjunction with Drucker, Inc.'s financial statements and other information included in this Form 10-K. When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

During the period of the agreement directors of the Company expended $2,023,986 pursuant to negotiations thereto. The negotiations were unsuccessful and upon review of the expenditures by current management it became evident that proper corporate governance and financial controls had not been followed by prior management with respect to the expenditures: therefore the Company demanded the $2,023,986 be returned to the Company. The debt was recovered subsequently during 2007.

Results of Operations

During the fiscal year ended December 31, 2005 the Company's revenues were derived from the disposal of nil shares of Tanganyika Oil Company Ltd. for a gain of $nil and earned interest income of $14,890, for total revenue of $14,890 (2005: the disposal of 14,700 shares of Tanganyika Oil Company Ltd. for a gain of $106,336 and earned interest income of $18,448, for total revenue of $124,784).

The Company incurred expenses of $378,756 in general and administrative expenditures as compared to $170,172 for the same period of the prior year. The increase of $208,584 was due in large part to the legal and accounting fees incurred in connection with the failed BK acquisition during 2004. No future commitments exist for the BK acquisition.

The other operating expenditures for 2006 were incurred at the level of 2005 due to the Company’s current business situation. The Company currently has sufficient cash and other assets to operate for the balance of 2007 at its current level of business. This could change, however, if any other business venture were to be embarked upon which required the available cash to be depleted more rapidly.

In 2006 the net loss was $(315,711) compared to a net loss of $(243,687) for 2005.

Parties related to the Company received funds from the Company for the advancement of the acquisition of BK, the BK acquisition did not complete and the acquisition agreement was terminated. As a consequence, during 2005, the Company demanded $2,023,986 of the funds advanced to the related parties be returned to the Company and initiated legal action for their return. As a consequence of the legal action the defendant parties agreed to return certain hard assets of the Company which were in their possession and further agreed to provide such other funds which may be earned in the future by such parties from finders fees on third party agreements up to a maximum of $5,000,000 inclusive of the $2,023,986 subsequently returned to the Company. The resulting account receivable was fully allowed for as a bad debt at December 31, 2004. Subsequent to December 31, 2006 the Company received $249,492 in recovery of the bad debt and received 9,639,000 shares of common stock of Great China Mining, Inc. (now Continental Minerals Corporation – 1,097,296 shares) in early 2007 with a then current market value of $1,821,511 in (partial) settlement of the accounts receivable from related parties and in recovery of the bad debt.

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

The Company had cash at December 31, 2006 of $71,628. The Company's primary capital resources are its cash on deposit and its own authorized capital. The Company's own stock may be illiquid because it is restricted in an unproved company with a short history of income generation.

The Company will be dependent on its cash reserves and amounts due from a related party for its short term needs. The Company had current assets of $71,628 at December 31, 2006 and had accounts payable and accrued liabilities of $41,428. These amounts are sufficient for the Company to continue operations at a reduced level until the end of 2007. This could change, however, if any other business venture were to be embarked upon, and the available cash could be depleted much more rapidly. On a long-term basis, the Company has no long term or other debt other than $308,253 owing to related parties.

The Company also has an amount due from a related party of $93,872. The Company has negotiated for repayment by installments of the amount due.

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

ITEM 7.

Financial Statements

DRUCKER, INC. INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Changes in Stockholders’ Equity

Statements of Cash Flows

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Drucker, Inc.

We have audited the accompanying balance sheets of Drucker, Inc. (a development stage company) as of December 31, 2006 and 2005 and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and the period from February 2, 2002 (date of re-entry into the development stage) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2003 and for the period from February 2, 2002 (date of re-entry into the development stage) to December 31, 2003 were audited by other auditors whose report dated April 13, 2004 expressed an unqualified opinion on those financial statements. The financial statements as of December 31, 2003 and for the period from February 2, 2002 (date of re-entry into the development stage) to December 31, 2003 reflect a total net loss of $765,147 of the related cumulative totals. Our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of Drucker, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and the period from February 2, 2002 (date of re-entry into the development stage) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
September 27, 2007

DRUCKER, INC.
(A Development Stage Company)
BALANCE SHEETS
	December 31,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$71,628	$14,711

Equipment (Note 2)	348	5,078
Due from related party (Note 3)	93,872	134,684
Acquisition Advance (Note 6)	-	2,788,951

	$165,848	$2,943,424

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$41,428	$22,595
Due to related parties (Note 3)	308,253	-
	349,681	22,595

COMMITMENTS (Note 3)
SUBSEQUENT EVENTS (Note 9)

Stockholders' Equity (Deficit)
Common stock (Note 5)
Authorized: 50,000,000 common shares, $0.001 par value
Issued and outstanding: 32,476,250 common shares (2005 – 49,976,250)	32,115	49,615
Additional paid-in capital	6,843,803	9,615,254
Accumulated deficit	(7,059,751)	(6,744,040)
Total Stockholders' Equity (Deficit)	(183,833)	2,920,829

	$165,848	$2,943,424

The accompanying notes are an integral part of these financial statements.

DRUCKER, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			February 2,
	Year ended	Year ended	2002 to
	December 31,	December 31,	December 31,
	2006	2005	2006

EXPENSES
Consulting (Note 3)	$65,419	$32,043	$691,266
Depreciation	1,015	1,270	6,675
Foreign exchange loss	3,556	27,420	47,688
Professional fees	250,623	53,604	1,376,887
Other operating expenses	58,143	55,835	323,838

LOSS BEFORE OTHER ITEMS	378,756	170,172	2,446,354

Other (income) expense
Gain on disposal of marketable securities (Note 8)	-	(106,336)	(3,819,762)
Write off (recovery) of acquisition advances (Note 7)	(120,806)	198,299	1,730,294
Interest income	(14,890)	(18,448)	(52,254)
Fair value loss on financial instrument (Note 3)	72,651	-	72,651
	(63,045)	73,515	(2,069,071)

LOSS FROM CONTINUED OPERATIONS	315,711	243,687	377,283

LOSS FROM DISCONTINUED OPERATION
Loss from operations	-	-	576,793

NET LOSS	$315,711	$243,687	$954,076

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	32,476,250	49,976,250

The accompanying notes are an integral part of these financial statements.

DRUCKER, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
From February 2, 2002 to December 31, 2006

					Accumulated
		Stock	Additional		Other
	Common	Amount At	Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
		$	$	$	$	$
Balance, February 2, 2002	32,476,250	32,115	6,843,803	(5,968,278)	-	907,640

Translation adjustments	-	-	-	-	170	170
Unrealized gain on securities	-	-	-	-	54,315	54,315
Net loss	-	-	-	(272,238)	-	(272,238)
Balance, December 31, 2002	32,476,250	32,115	6,843,803	(6,240,516)	54,485	689,887

Components of comprehensive income:
Translation adjustment	-	-	-	-	(9,966)	(9,966)
Unrealized gain on securities	-	-	-	-	2,714,988	2,714,988
Net income	-	-	-	899,988	-	899,988
Balance, December 31, 2003	32,476,250	32,115	6,843,803	(5,340,528)	2,759,507	4,294,897

Issuance of common shares for acquisition of BK (Note 6)	17,500,000	17,500	2,771,451	-	-	2,788,951
Components of comprehensive income:
Translation adjustment					9,796	9,796
Realized gain on securities	-	-	-	-	(2,660,859)	(2,660,859)
Net loss	-	-	-	(1,159,825)	-	(1,159,825)
Balance, December 31, 2004	49,976,250	49,615	9,615,254	(6,500,353)	108,444	3,272,960

Components of comprehensive income:
Realized gain on securities	-	-	-	-	(108,444)	(108,444)
Net loss	-	-	-	(243,687)	-	(243,687)
Balance, December 31, 2005	49,976,250	49,615	9,615,254	(6,744,040)	-	2,920,829

Cancellation of common shares for acquisition of BK (Note 6)	(17,500,000)	(17,500)	(2,771,451)	-	-	(2,788,951)
Net loss	-	-	-	(315,711)	-	(315,711)

Balance, December 31, 2006	32,476,250	32,115	6,843,803	(7,059,751)	-	(183,833)

The accompanying notes are an integral part of these financial statements.

DRUCKER, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31,	December 31,	February 2, 2002 to
	2006	2005	December 31, 2006
Cash flows from operating activities
Net loss	$(315,711)	$(243,687)	$(377,283)
Non cash items
Depreciation	1,015	1,270	7,554
Gain on disposal of marketable securities	-	(106,336)	(3,819,762)
Changes in assets and liabilities
Prepaid expenses	-	-	1,008
Due to (from) a related company	349,065	(18,295)	338,145
Increase in prepaid expenses–related party	-	-	18,265
Increase (decrease) in accounts payable and accrued liabilities	18,833	(845)	20,324
Net cash flows provided by (used in) operating activities	53,202	(367,893)	(3,811,749)
Net cash flows used in discontinued operations	-	-	(477,578)

Cash flows from investing activities
Proceeds from sales of marketable securities	-	110,935	4,132,627
Advances from discontinued operations of disposed subsidiary	-	-	241,306
Purchase (disposal) of fixed assets	3,715	-	(12,978)
Net cash flows provided by investing activities	3,715	110,935	4,360,955

Increase (Decrease) in cash	56,917	(256,958)	71,628
Cash, beginning	14,711	271,669	-

Cash, ending	$71,628	$14,711	$71,628

Supplemental information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing activities:
Securities received in the sale of subsidiary	$-	$-	$312,865
Shares cancelled on termination of acquisition agreement	$(2,788,951)	$-	$-

The accompanying notes are an integral part of these financial statements.

DRUCKER, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

In June 2005, the Company sold substantially all of its sugar confectionery business for pre-tax proceeds of approximately $1.4 billion. The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the consolidated statements of earnings.

These financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue its operations for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of business.  The Company has incurred losses since inception resulting in an accumulated deficit of $7,059,751.  Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future.  As of December 31, 2006 the Company is not able to finance day-to-day activities through operations.  The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there from and/or raise equity capital or borrowings sufficient to meet current and future obligations.

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

Foreign currency translations – The Companies functional currency is the US dollar. Assets and liabilities denominated in foreign currencies are translated into US dollars at exchange rates prevailing at the balance sheet date and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component of stockholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Stock-based compensation – On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment.”  The Company adopted SFAS No. 123R using the modified-prospective-transition method.  Under this method, compensation cost recognized for the year ended December 31, 2006  would include: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  In addition, deferred stock based compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS No. 123R. The results for the prior periods have not been restated. The Company’s results of operations for the year ended December 31, 2005 did not include pro-forma disclosures because previously disclosed stock options were no different than if the Company had not adopted SFAS No. 123R because (i) there were no previously unvested stock options, and (ii) no stock options were granted during the year ended December 31, 2005.  As a result, no pro forma disclosure of the impact of adopting SFAS No. 123R has been provided for the year ended December 31, 2005.

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

NOTE 2 – EQUIPMENT

Equipments consist of the following:

	2006	2005

Computer equipment	$3,680	$3,680
Furniture and fixtures	5,575	9,290
Total	9,255	12,970
Less accumulated depreciation	(8,907)	(7,892)
Net book value	$348	$5,078

NOTE 3 – RELATED PARTY TRANSACTIONS

At December 31, 2006, the Company is owed $93,872 (2005: $134,684) from a company with common directors.  This loan is unsecured, bears interest at the US Bank prime rate plus one percent calculated semi-annually and has no specified repayment terms.

During the year ended December 31, 2006, $14,890 (2005: $18, 448) in interest was paid to the Company by a company with common directors.

At December 31, 2006 the Company owed $9,699 (2005: $Nil) to a company with common directors. The loan is unsecured, non interest bearing and repayable on demand.  This loan was repaid in full subsequent to December 31, 2006.

At December 31, 2006 the Company owed directors $38,147 (2005: $Nil) in unpaid consulting fees. These amounts are unsecured, non interest bearing and payable on demand.

During the year ended December 31, 2006 the Company borrowed 1,250,000 shares of Great China Mining, Inc. (“GCM”), a company listed on the TSX Venture Exchange, from a company with common directors. These shares were disposed of for proceeds of $187,756. Subsequent to the share loan but prior to December 31, 2006 GCM merged with Continental Minerals Corporation (“CMC”), a company also listed on the TSX Venture Exchange. In accordance with the merger every 8.7873 GCM shares were exchanged for one CMC share. At December 31, 2006 the market value of the 142,250 CMC shares that the Company owed, after the merger of the two companies, was $260,407.  The $72,651 increase in the market value of the shares owed was charged to earnings as a fair value loss on financial instrument.  The 1,250,000 shares of GCM were repaid subsequent to December 31, 2006 (See Note 9).

During the years ended December 31, 2006 the Company was charged consulting fees of $65,419 (2005: $32,043) by companies with common directors and with current and former directors of the Company.

Related party transactions are measured at the exchange amount which is the amount agreed to by the related parties.

NOTE 4 – INCOME TAXES

The provision for income taxes reported differs from the amounts computed by applying aggregate US federal and state income tax rates for the loss before tax provision due to the following:

	2006	2005
Loss before income taxes	$(315,711)	$(243,687)
Statutory tax rate	40%	40%
Expected recovery of income taxes computed at standard rates	(126,284)	(97,475)
Changes in valuation allowance	126,284	97,475
Income tax recovery	$-	$-

The approximate tax effect of each type of temporary difference that gives rise to the Company’s deferred tax assets and liabilities are as follows:

	2006	2005
Components of deferred tax assets and liabilities:
Non capital loss carry forwards	$3,382,000	$3,289,000
Less: Valuation allowance	(3,382,000)	(3,289,000)
Net deferred tax asset	$-	$-

The Company has available net operating loss carry forwards of approximately $7,005,000 (2005: 6,690,000)  for tax purposes to offset future taxable income, which expire beginning 2017. The Company has accumulated capital losses of approximately $132,000 available to offset future years’ capital gains. The potential deferred tax benefits of these losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

NOTE 5 – COMMON STOCK

Common stock

Authorized:

50,000,000 shares of common stock with a par value of $0.001 per share.

Issued and outstanding:

The Company did not issue any shares of common stock during the years ended December 31, 2006 and 2005. During the year ended December 31, 2006 the Company cancelled 17,500,000 shares of common stock that were issued as part of the purchase consideration for Beijing Beike-Masic Automation Engineering Company Limited ("BK") during the year ended December 31, 2004 (See Note 6).

Share Purchase Warrants

At December 31, 2006 the Company had no (2005 - 5,542,065) outstanding share purchase warrants. During the year ended December 31, 2006, 5,542,065 share purchase warrants, outstanding at December 31, 2005, expired. Each warrant entitled the holder the right to purchase one additional unit of the Company at $0.40 per unit until the earlier of March 31, 2005 and the 90th day after the day on which the weighted average trading price of the Company's shares exceed $0.60 per share for 10 consecutive trading days. Each unit consisted of one common share of the Company and one additional warrant. Each additional warrant entitled the holder thereof the right to purchase one additional common share of the Company at $0.60 per share. The additional warrants would have expired one year after the occurrence of the exercise of the original warrants.

Stock Options

At December 31, 2006 the Company had no (2005 - 2,950,000) outstanding stock options. During the year ended December 31, 2006, 2,950,000 stock options, outstanding at December 31, 2005, expired. Each stock option entitled the holder the right to purchase shares of the Company's common stock at an exercise price of $0.40 per share until March 31, 2006.

NOTE 6 – TERMINATED TRANSACTIONS

By an agreement dated June 15, 2003, the Company agreed to acquire 100% of the issued shares of BK for the issuance of 17,500,000 shares of common stock (pre-consolidation) in escrow, and a further 25,173,600 common shares (post-consolidated) after the shareholders have approved a consolidation of the Company's shares on a 3 old shares for 1 new share basis and audited financial statements of BK have been delivered. The Company agreed to pay a legal fee in common shares equal to 7% of the total shares issued under the agreement. BK, a business corporation incorporated under the laws of the Peoples Republic of China, is a provider of complete system solutions for industrial automation and control.

During the year ended December 31, 2004 the Company issued 17,500,000 common shares pursuant to this agreement.  However, as BK failed to deliver an audited financial statement to the Company, the Company’s shareholders did not approve the forward split and announced it had decided not to proceed with the acquisition of BK.   A termination agreement was entered into on January 19,  2006 to put all parties back in the position they were in before the acquisition agreement was executed including returning any BK interest acquired and cancelling all of the 17,500,000 common shares of the Company that was issued as part of the acquisition agreement.

NOTE 7 – ACQUISITION ADVANCES

Former Directors of the Company, associates of former directors of the Company and companies related to former directors of the Company received funds from the Company for the advancement of the acquisition of BK, as described in Note 6 above. The BK acquisition did not close and the acquisition agreement was terminated on January 19, 2006.  The Company demanded funds advanced be returned and subsequently initiated legal action to recover the funds.  During the years ended December 31, 2005 and December 31, 2004, the Company fully provided against these advances due to the uncertainty of their collection.

During the year ended December 31, 2006, legal action has been settled with one of the former directors.  The settlement called for the former director to pay the Company USD $64,480, CAD $129,462, and to transfer of 9,639,000 shares of common stock of GMC to the Company. The GMC shares are convertible into shares of common stock of CMC as described in Note 3. As of December 31, 2006, the Company received cash of $120,806 (CAD $129,462) in recovery of the advance with the balance received subsequent to December 31, 2006. Subsequent to December 31, 2006, 9,639,000 shares of common stock of GMC were received in full settlement of the funds advanced to the directors (See Note 9).

NOTE 8 – MARKETABLE SECURITIES

During the year ended December 31, 2005 the Company disposed of its remaining 14,700 shares in Tanganyika Oil Company Ltd., a company listed on the TSX Venture Exchange.  The marketable securities disposed of had a cost base of $4,599 and an associated unrealized gain of $108,444, deferred in other comprehensive income at December 31, 2004. The proceeds on disposal were $110,935 resulting in a gain of $106,336.

Reconciliation of unrealized gains included in other comprehensive income is as follows:

	2006	2005
Beginning balance	$-	$108,444
Reclassification – Realized gains included in earnings	-	(108,444)

Ending balance	$-	$-

There is no provision for income tax expense due to the utilization of available income tax loss carry-forwards.

NOTE 9 – SUBSEQUENT EVENTS

a)

Subsequent to December 31, 2006 the Company received USD $36,000 in recovery of acquisition advances and received 9,639,000 shares of common stock of GCM with a fair market value of $1,821,511 (See Note 7). The GCM shares are convertible into shares of common stock of CMC as described in Note 3.

b)   Subsequent to December 31, 2006, the Company reached a settlement agreement with a former director and  companies related to him for the recovery of acquisition advances totaling CAD$200,000. These funds were received subsequent to December 31, 2006.

c)

Subsequent to December 31, 2006, the Company repaid in full the loan of 1,250,000 shares of GCM to a company with common directors.  (Note 3)

d)   Subsequent to December 31, 2006, the Company had taken proceedings against two former directors in attempt to recover the funds that were advanced to them (See Note 3).

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

Clancy & Co resigned as auditors for the Company effective May 25, 2006. There were no reportable disagreements between the Company and Clancy & Co. On May 26, 2007 the Company engaged Dale Matheson Carr-Hilton Labonte, Chartered Accountants, (DMCL) to audit the Company's financial statements.  Prior to its engagement, the Company had not consulted with DMCL with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject or disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K). The Board of Directors of the Company approved the change in accountants described herein and DMCL performed the December 31, 2004, 2005 and 2006 audit of the Company's financial statements.

ITEM 8A. Controls and Procedures

The Company's president, as chief executive officer, and the Company's chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a)

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 15, 2007 the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, with the exception that the Company was not prepared to file this form 10K for the year ended December 31, 2006 in a timely manner and has become delinquent in its reporting responsibilities. The Company has taken measures to reorganize its affairs and is in the process of bringing its required filings to a current status.

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

ITEM 8B. Other Information

There were no other reportable events during the quarter ended December 31, 2006.

PART III

ITEM 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

(a)

The following table furnishes the information concerning our directors and officers as of December 31, 2006. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.

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

ALOYSIUS (KEN) KOW was a director of Drucker, Inc. from October 2000 until August 11, 2003 when he resigned.  He had been a consultant to the Company and acted as Manager, Petroleum Operations, in charge of petroleum exploration since 1997.  He received a Bachelor of Science in Chemistry in 1965 and a Ph.D in Chemistry in 1980 from the University of London, England. From 1984 to 1986, he was Manager of Core Analysis with Geotechnical Resources, Ltd. in Calgary, Alberta and from 1986 to 1988 he was Technical Manager with C&G Laboratories in Calgary, Alberta.  From 1988 to 1997 he was employed with Waha Oil Company as a Petroleum Analyst in Tripoli, Libya, North Africa. He has served as a Director of the Company since 1997 to present. Mr. Kow was the Secretary of Richco Investors, Inc. (a public company) from 1997 to 2003 and from 2007 to the present and served as a director of Richco Investors, Inc. from 1998 to 2007.

Mr. Kow was re-appointed a Director of Drucker January 13, 2006.

GERALD WILLIAM RUNOLFSON has been a director of Drucker, Inc. since 1991.  He was Secretary and Director during the fiscal year ended December 31, 2004 and was President and Director of Drucker, Inc. from 1991 to June 2003. He received a Bachelor of Science in Civil Engineering in 1963 from University of Saskatchewan, Canada. He studied Business Administration 1970 - 1971 at University of Alberta, Canada. From 1988 to 2000, he has been President of International Butec Industries Corp., Vancouver, BC, a company involved in mining exploration but switched to high tech (smart card technology) in 2000. He has resigned as an officer and director from Butec effective January 29, 2001. From 1991 to 1994 he was President of N-Viro Recovery, Inc. and from 1994 to present he has been President of Elkon Products, Inc. of Vancouver, B.C. The principal business of Elkon Products is the supply of silica fume. Silica fume is a product 100 times finer than cement and is a byproduct of the silicon metal manufacturing business. Elkon has the exclusive Canadian distribution rights for all silica fume produced in Canada. The product is used mainly in oil well cementing operation and in concrete construction. It is delivered by bulk rail car from Quebec to Alberta and then delivered by tanker truck to customers. Major customers include the oilfield service companies: Halliburton, BJ Services. He has been a Director of Horseshoe Gold Mines since 1991, a mining exploration company currently focusing on diamond exploration in Northern Canada. He resigned as President of Drucker Inc. in June 2003 and was then appointed Secretary.

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

ITEM 10. Executive Compensation

(a)

Cash Compensation.

Compensation paid, for all services provided during the fiscal year ended December 31, 2006, to each of our executive officers and to all officers as a group is set forth below.

SUMMARY COMPENSATION TABLE OF EXECUTIVES
		Annual	Compensation		Awards
Name and	Year	Salary	Bonus	Other Annual	Restricted	Securities
Principal		($)	($)	Compensation	Stock Award	Underlying
Position				($)	($)	Options/SARs(#)

Gerald Runolfson	2006	0	0	0	0	0
Secretary/Director	2005	0	0	0	0	0
	2004	0	0	18,000	0	0
	2003	0	0	20,000	0	0
	2002	0	0	23,000	0	0
	2001	0	0	24,000	0	0

Ronald Xie	2006	0	0	0	0	0
President/Director	2005	0	0	0	0	0
	2004	0	0	180,350	0	0
	2003	0	20,000	70,000	0	0
	2002	0	0	0	0	0
	2001	0	0	0	0	0

Nick Ringma	2006	0	0	0	0	0
Vice President/Director	2005	0	0	25,680	0	0
	2004	0	0	42,800	0	0
	2003	0	10,000	28,000	0	0
	2002	0	0	0	0	0
	2001	0	0	0	0	0

Robert Smiley	2006	0	0	33,517	0	0
Director	2005	0	0	0	0	0
(appointed January 2006)

Aloysius (Ken) Kow	2006	0	0	31,902	0	0
Director	2005	0	0	2,000	0	0
	2004	0	0	0	0	0
(resigned August 2003)	2003	0	0	36,919	0	0
(re-appointed January 2006)

Zhang Liu Wei	2006	0	0	0	0	0
Director	2005	0	0	0	0	0
	2004	0	0	0	0	0
	2003	0	0	0	0	0

Hong Liang	2006	0	0	0	0	0
Director	2005	0	0	0	0	0
	2004	0	0	60,000	0	0
	2003	0	0	0	0	0

Liang Song Ge	2006	0	0	0	0	0
Director	2005	0	0	0	0	0
	2004	0	0	0	0	0
	2003	0	0	0	0	0

Liang Hong	2006	0	0	0	0	0
Director	2005	0	0	0	0	0
	2004	0	0	0	0	0
	2003	0	0	0	0	0

Yi Kang Sun	2006	0	0	0	0	0
Director	2005	0	0	0	0	0
	2004	0	0	0	0	0
	2003	0	0	0	0	0

Officers	2006	0	0	65,419	0	0
as a group	2005	0	0	27,680	0	0
	2004	0	0	301,150	0	0
	2003	0	30,000	124,000	0	0
	2002	0	0	48,000	0	0
	2001	0	0	72,000	0	0

(b)

Compensation Pursuant to Option Plans.

See Summary Compensation Table of Executives

(c)

 Other Compensation.

None. No stock appreciation rights or warrants to management exist.

(d)

Compensation of Directors.

Compensation paid by us for all services provided during the fiscal year ended December 31, 2006 to each of our directors and to all directors as a group is set forth above.

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

ITEM 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial owners of five percent (5%) or greater, of the Registrant's Common Stock and Warrants: No Preferred Stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's Common Stock known by us based upon 32,476,250 shares outstanding at December 31, 2005.

(i)

Title	Name and	Amount and	Percent
of	Address of	Nature of	of
Class	Beneficial Owner	Beneficial Interest	Class

Common Stock	Richco Investors, Inc.	9,225,000*	28.41%
789 West Pender St. #900
Vancouver, B.C. Canada V6C 1H2

* 9,225,000 shares are owned by Richco Investors, Inc. Richco Investors, Inc. is beneficially owned by Raoul Tsakok through ownership of approximately 50% of the shares of common stock of Richco Investors, Inc. Additionally, Mr. Tsakok, through Cobilco, Inc., has an option to acquire 550,000 shares of the Company.

(ii)

The following sets forth information with respect to our Common Stock beneficially owned by each officer and director of the Company at December 31, 2006 and by all directors and officers as a group. (Table includes options granted to officers and directors. See Item 10(f) Stock Purchase Options.)

Title	Name of	Amount and	Percent
of	Beneficial	Nature of	of
Class	Owner	Beneficial Ownership	Class

Common	Gerald Runolfson	512,501***	1.58%
Director
(former President)
	Vancouver, B.C., Canada	(812,501 *** including options 2.50%)

*** Porta-Pave Industries, Inc. (a company owned by the Runolfson family) owns 380,002 shares. Gerald Runolfson individually owns 132,499 shares and has an option to acquire 300,000 shares.

ITEM 12.

Certain Relationships and Related Transactions, and Director Independence

Richco Investors, Inc., a major shareholder of the Company, is indebted to the Company for $93,872 at December 31, 2006, with no fixed terms of repayment.

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

The officers, directors, and principal shareholders of the Company at the time, Liang Song Ge, Liang Hong, Wei Zhang Liu, Yi Kong Sun, and USTB (university) received an aggregate of 17,500,000 shares in 2004 and were to receive an additional 75,520,800 shares upon completion of a reverse split or increase of authorized capital. Upon the completion of the proposed reverse split or increase of authorized capital the Company committed to issue to an officer 6,511,456 shares in payment of legal fees for the transaction, which is equal to 7% of the stock issued and to be issued for the BK transaction. Neither the reverse split nor the increase of authorized capital of the Company received shareholders' approval and the acquisition transaction and agreement was terminated.

ITEM 13.

 Exhibits

None for the reporting period

ITEM 14.

Principal Accountant Fees and Services

(1)

Audit Fees

Dale Matheson Carr-Hilton Labonte, LLP (“DMCL”), provided audit services to the Company in connection with its annual report for the fiscal years ended December 31, 2006, 2005 and 2004.

Clancy and Co., P.L.L.C. {"Clancy") provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2003.

Amisano Hanson ("AH") provided audit services to the Company in connection with the Company's annual report for the fiscal year ended 2002.

The aggregate fees billed by DMCL for the 2006 audit of the Company's annual financial statements were $15,000.

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

(2)

Audit Related Fees

No fees were billed by DMCL, Clancy or AH to the Company for professional services that are reasonably related to the audit or review of the Company's financial statements that are not disclosed in "Audit Fees" above for any of the years 2006, 2005, 2004, 2003 or 2002.

(3)

Tax Fees

No fees were billed by DMCL, Clancy or AH to the Company in 2006, 2005, 2004, 2003 or in 2002 for professional services rendered in connection with the preparation of the Company's tax returns for the period.

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

DRUCKER, INC.

Date: February 25, 2009	By:	/s/ Robert Smiley
Robert Smiley,
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2009	By:	/s/ Robert Smiley
Robert Smiley,
President

Date: February 25, 2009	/s/ Aloysius (Ken) Kow
Aloysius (Ken) Kow,
Director

Date: February 25, 2009	/s/ Gerald W. Runolfson
Gerald W. Runolfson,
Director

Exhibit 31.1

CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Smiley, certify that

1. I have reviewed this annual report on Form 10-K of  Drucker Inc.;

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

February 25, 2009

/s/ Robert Smiley

Robert Smiley, Acting Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Aloysius (Ken) Kow, certify that

1. I have reviewed this annual report on Form 10-K of Drucker Inc.;

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

February 25, 2009

/s/ Aloysius (Ken) Kow

Aloysius (Ken) Kow

Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002     (18 U.S.C. Section 1350)

In connection with the Annual Report of Drucker Inc., a Delaware corporation (the “Company”), on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission (the “Report”), I, Robert Smiley, Acting Chief Executive Officer of the Company, do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 By:         /s/ Robert Smiley

 Name:           Robert Smiley

 Title:     Acting Chief Executive Officer

 Date:     February 25, 2009

[A signed original of this written statement required by Section 906 has been provided to Drucker Inc. and will be retained by Drucker Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002    (18 U.S.C. Section 1350)

In connection with the Annual Report of Drucker Inc., a Delaware corporation (the “Company”), on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission (the “Report”), I, Aloysius (Ken) Kow, Acting Chief Financial Officer of the Company, do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 By:         /s/ Aloysius (Ken) Kow

 Name:    Aloysius (Ken) Kow

 Title:     Acting Chief Financial Officer

Date:     February 25, 2009

[A signed original of this written statement required by Section 906 has been provided to Drucker Inc. and will be retained by Drucker Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]