Form 10-K/A
period 2006-12-31
DRUCKER INC
filed 2009-03-30
CIK 1042053

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Results of Operations

During the fiscal year ended December 31, 2006 the Company's revenues were derived from the disposal of nil shares of Tanganyika Oil Company Ltd. for a gain of $nil and earned interest income of $14,890, for total revenue of $14,890 (2005: the disposal of 14,700 shares of Tanganyika Oil Company Ltd. for a gain of $106,336 and earned interest income of $18,448, for total revenue of $124,784).

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