Form 10-K
period 2007-12-31
DRUCKER INC
filed 2012-09-19
CIK 1042053

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission file number 0-29670

DRUCKER, INC.
(Name of small business issuer in its charter)

N/A
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

650 Fairmile Road, West Vancouver, B.C., Canada V7S 1R2
(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (604) 689-4407

Securities Registered under Section 12(b) of the Exchange Act: NONE

Securities Registered under Section 12(g) of the Exchange Act

COMMON STOCK $0.001 PAR VALUE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐  (2) Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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
Aggregate market value of common equity held by non-affiliates: $2,325 as of within past 60 days (at $0.0001/share closing price at July 7, 2012).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
32,476,250 common shares as of July 8, 2012

DOCUMENTS INCORPORATED BY REFERENCE None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. Description of Business

History of the Company
The Company was incorporated under the laws of the State of Idaho on February 4, 1971 as Monetary Metals Corporation. On December 16, 1988, Drucker Sound Design Corporation was incorporated under the laws of the State of California. On October 18, 1989, Gul Industries Corp. was incorporated under the laws of the State of Delaware. On December 14, 1989, we entered into an Agreement and Plan of Reorganization whereby Monetary Metals Corporation acquired 100% of the net assets of Drucker Sound Design Corporation, re domiciled to Delaware, entered into a merger agreement with Gul Industries, Inc. and on April 16, 1990 filed Articles of Amendment in the State of Idaho changing its name from Monetary Metals Corporation to Drucker Sound Design Corporation. On June 6, 1990, Gul Industries Inc. filed a Certificate of Amendment to the State of Delaware changing its name to Drucker Sound Design Corporation and on June 19, 1990, a Certificate of Merger was filed in the State of Delaware and On August 7, 1990, a Certificate of Merger was filed in the State of Idaho. The Company began the manufacturing and distribution of audio, cellular, C.B., radar and other electronic installation systems for automobiles. Prior to September 1991, the Company discontinued the business of manufacturing and distributing audio, cellular, C.B., radar, and other electronic installation systems for automobiles and on September 4, 1991 filed a Certificate of Amendment in the State of Delaware changing its name to Drucker Industries, Inc.

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

General Operations
The Company has had limited operations within the last five years, and such operations have been restricted to investigation of opportunities, evaluation and negotiations of the ventures described below, and corporate administration.

On January 6, 2003 the Company entered a Letter of Intent to acquire Crime Prevention Analysis Lab Incorporated (CPAL) of Vancouver, BC, Canada and on April 17, 2003 the Company announced it would not proceed with the acquisition and canceled the letter of intent.

By an agreement dated June 15, 2003 the Company agreed to acquire a 100% interest in Beijing Beike-Masic Automation Engineering Company Limited ("BK") for the issuance of 17,500,000 common shares and a further 75,520,800 common shares after shareholders approval of a consolidation of the Company's shares and audited financial statements of BK were delivered to the Company. On July 14, 2003, the Company issued the 17,500,000 common shares pursuant to this agreement and upon tender of 25% of the shares of BK.

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

Subsequent to December 31, 2004, the Company announced it would not proceed with the acquisition of BK, cancelled the agreement and cancelled the issuance of the 17,500,000 shares of common stock. The BK acquisition did not complete and the acquisition agreement was terminated.

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

His professional experience ranges from Senior Attorney/Land Department for Chevron Standard Ltd., where he specialized in oil and gas and mining law, to Partner at Barbeau, McKercher, Collingwood & Hanna and to Partner at Morton & Company, both Vancouver law firms specializing in corporate and securities law et al.  Mr. Smiley has held the positions of Director and/or Corporate Secretary for many public companies since 1984 and presently is self-employed as a business consultant.

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

Subsequently, during the year 2012, Mr. Kow passed away.

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

By Loan Agreements made between the Company and Global dated October 29, 2007 and amended February 6, 2008 and as further amended on August 27, 2008, the Company loaned Global the sum of $390,000 of which $50,600 had been advanced at December 31, 2007 (“Loan”). Under the terms of the Loan, Global must use the funds solely for the operation of its business and not for the purpose of acquisitions or other capital expenditures. The Loan will be repaid through the cash payment of $195,000 and the issuance of 1,950,000 common shares of Global at a deemed price of $0.10 per share.  The repayment is to commence upon receipt by Global of proceeds from a proposed financing.  To date the proposed financing has not been completed and no part of the debt has been repaid.  The loan agreements also terminated the LOI.

Investment Company Act and Other Regulations
The Company may participate in a business opportunity by purchasing or selling the securities of such business. The Company does not intend to engage primarily in such activities. The Company intends to dispose of its marketable securities over the course of time and is looking for an acquisition. The Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act and the regulations promulgated there under.

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

Administrative Offices
The Company currently maintains an office at 650 Fairmile Road, West Vancouver, B.C. Canada V7S 1R2.
The Company's telephone number is (604) 689 4407.

Employees
The Company does not currently have any employees. Management of the Company expects to use consultants, attorneys and accountants as necessary and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of the Company's officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered.

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
For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers to sell their securities in any market that might develop thereafter.

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

4. Lack of Profitable Operating History. The Company was inactive from 1994 to 1996. From 1997 to early 2003, the Company conducted exploration activities on oil and gas properties for joint venture participation in China, Egypt and Algeria. The exploration efforts in China and Africa were not successful and the Company was not profitable from the operations. Currently the Company has no revenues from oil and gas operations or from any other source. The Company faces all of the risks of a new business and the risks inherent in the acquisition of a new business opportunity. The Company should be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

5. No Assurance of Success or Profitability. There is no assurance that the Company will be profitable. There is no assurance that any business acquired will generate revenues or profits, or that the market price of the Company's Common Stock will increase.

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

8. Lack of Continuity in Management. The Company does not have an employment agreement with any of its officers or directors and as a result, there is no assurance they will continue to manage the Company in the future. In connection with any acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction and is likely to occur without the vote or consent of the stockholders of the Company.

9. Indemnification of Officers and Directors. Under certain circumstances Delaware Revised Statutes provide for the indemnification of its directors, officers, employees, and agents against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company it may be unable to recoup.

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

11. Lack of Experienced Management. The Company’s management may be lacking in operating experience in any potential venture the Company may enter into in the future - see also ‘New Business’ on page 5.

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

Political Risks
Many foreign markets are monitored by governments which can impose taxes or restrictions at any time which would make operations unprofitable and infeasible to cause a write-off of any investment in the properties should the Company choose to enter those markets.

ITEM 2. Description of Property

(a) Real Estate.  None
(b) Title to properties.  None
(c) Oil and Gas Assets. None
(d) Present Activities and Subsequent Events: The Company is reorganizing its affairs and seeking profitable business opportunities.

ITEM 3. Legal Proceedings

The Company has commenced legal action to recover approximately Usd$214,705 plus Cdn$56,000 from certain parties formerly associated with the Company. It is the Company’s position that, contrary to good corporate governance and internal financial controls, these funds were improperly withdrawn from the Company. Subsequent to December 31, 2007 the issues were settled out of court in the Company’s favor.

The Company has commenced legal action to recover approximately Cdn$5,655,000 in funds improperly spent by certain former directors of the Company. It is the Company’s position that, contrary to good corporate governance and internal financial controls, these funds were improperly withdrawn from the Company and the certain former directors breached their respective fiduciary duties to the Company. The issues were negotiated out of court between the parties and settled in the Company’s favor where the Company received 1,101,814 shares of Continental Minerals Corp valued at $1,814,877. Subsequently the shares were liquidated at substantially lower values.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Drucker, Inc., through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Bids and Offers for the Company's common stock are quoted by FINRA on the Over-the-Counter Bulletin Board. Such over the counter market quotations reflect interdealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions. The Company is delinquent in its reporting obligations for the years 2008, 2009, 2010 and 2011 but is committed to bringing its’ filings current.

As of December 31, 2007 the Registrant had approximately 60 shareholders of record of its common stock.

No dividends on outstanding common stock have been paid within the last two fiscal years and the Company does not anticipate or intend upon paying dividends for the foreseeable future.

ITEM 6. Management's Discussion and Analysis or Plan of Operation

The information presented here should be read in conjunction with Drucker, Inc.'s financial statements and other information included in this Form 10-K. When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including Risk Factors disclosed elsewhere in this Form 10-K, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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
Shareholders' did not approve the required reverse split and the agreement did not complete. Subsequently the Company cancelled the 17,500,000 common shares previously issued and terminated the Acquisition Agreement.

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

Results of Operations

During the fiscal year ended December 31, 2007 the Company's revenues were derived from the recovery of bad debts of $2,016,303 and earned interest income of $13,784, for total revenue of $2,030,087 (2006: the recovery of bad debts of $120,806 and earned interest income of $14,890, for total revenue of $135,696).

The Company incurred expenses of $203,523 in general and administrative expenditures as compared to $378,756 for the same period of the prior year. The decrease of $175,233 was due in large part to the legal and accounting fees incurred in connection with the failed BK acquisition during the prior year. No future commitments exist for the BK acquisition.

In 2007 the net income was $1,802,688 compared to a net loss of $(315,711) for 2006. The net income in 2007 includes the recovery of $2,016,303 in bad debts previously written off at December 31, 2004. The Company received $249,492 in recovery of the bad debt and received 9,639,000 shares of common stock of Great China Mining, Inc. (now Continental Minerals Corporation – 1,097,296 shares) in early 2007 with a then current market value of $1,821,511 in (partial) settlement of the accounts receivable from related parties and in recovery of the bad debt.

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

The Company had cash at December 31, 2007 of $13,555. The Company's primary capital resources are its cash on deposit and its own authorized capital. At December 31, 2007 the Company held 894,997 marketable shares of Continental Minerals Corporation with a current value of $1,449,179. The Company's own stock may be illiquid because it is restricted in an unproved company with no history of income generation.

The Company will be dependent on its cash reserves and amounts due from a related party for its short term needs. The Company had current assets of $13,555 at December 31, 2007 and had current liabilities of $69,672. These amounts are sufficient for the Company to continue operations at a reduced level for the short term. This could change, however, if any other business venture were to be embarked upon, and the available cash could be depleted much more rapidly. On a long-term basis, the Company has no long term or other debt.

The Company also has an amount due from a related party of $144,088 which is being repaid to the Company over time. The balance receivable has been reduced to Cdn$9,480 at December 31, 2010.

The Company has no plans for significant research and development or for capital expenditures in the next twelve months, nor does it expect to hire any employees, subject to its discovery and completion of a merger opportunity.

Market Risk

Except for the securities held for sale, the Company does not hold any derivatives or other investments that are subject to market risk. The carrying value of any financial instruments approximates their fair value as of December 31, 2007.

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
Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Drucker, Inc.

We have audited the accompanying balance sheets of Drucker, Inc. (a development stage company) as of December 31, 2007 and 2006 and the related statements of operations, cash flows and stockholders’ equity for the years then ended and the period from February 2, 2002 (date of re-entry into the development stage) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Drucker, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and the period from February 2, 2002 (date of re-entry into the development stage) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

                                                                            DALE MATHESON CARR-HILTON LABONTE LLP
                                                                                                                CHARTERED ACCOUNTANTS
Vancouver, Canada
June 18, 2008

DRUCKER, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$13,555	$71,628
Marketable Securities (Note 2)	1,449,179	-
Equipment (Note 3)	-	348
Due from related party (Note 4)	144,088	93,872
Acquisition Advance (Note 5)	50,600	-

	$1,657,422	$165,848

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$42,173	$41,428
Due to related parties (Note 4)	27,499	308,253
	69,672	349,681

Stockholders' Equity (Deficit)
Common stock (Note 6)
Authorized: 50,000,000 common shares, $0.001 par value
Issued and outstanding: 32,476,250 common shares (2006 – 32,476,250)	32,115	32,115
Additional paid-in capital	6,843,803	6,843,803
Accumulated other comprehensive loss	(31,105)	-
Accumulated deficit	(6,105,675)	(6,105,675)
Earnings (deficit) accumulated during the development stage	848,612	(954,076)
	1,587,750	(183,833)

	$1,657,422	$165,848

GOING CONCERN CONTINGENCY (Note 1)
SUBSEQUENT EVENT (Note 10)

The accompanying notes are an integral part of these financial statements.

DRUCKER, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year ended December 31, 2007	Year ended December 31, 2006	Cumulative from February 2, 2002 (Inception) to December 31, 2007

EXPENSES
Consulting (Note 4)	$58,854	$65,419	$750,120
Depreciation	348	1,015	7,023
Foreign exchange (gain) loss	(9,761)	3,556	37,927
Other operating expenses	17,652	58,143	341,490
Professional fees	136,430	250,623	1,513,317

LOSS BEFORE OTHER ITEMS	(203,523)	(378,756)	(2,649,877)

Other (income) expense
Gain (loss) on disposal of marketable securities (Note 2)	(23,876)	-	3,795,886
Interest income (Note 4)	13,784	14,890	66,038
Recovery of bad debts (Note 9)	2,016,303	120,806	286,009
Fair value loss on financial instrument (Note 4)	-	(72,651)	(72,651)
	2,006,211	63,045	4,075,282

INCOME (LOSS) FROM CONTINUED OPERATIONS	1,802,688	(315,711)	1,425,405

LOSS FROM DISCONTINUED OPERATION	-	-	(576,793)

NET INCOME (LOSS)	$1,802,688	$(315,711)	$848,612

NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$0.06	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	32,476,250	32,476,250

The accompanying notes are an integral part of these financial statements.

DRUCKER, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
From February 2, 2002 to December 31, 2007

					Accumulated
		Stock	Additional		Other
	Common	Amount At	Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
		$	$	$	$	$
Balance, February 2, 2002	32,476,250	32,115	6,843,803	(5,968,278)	-	907,640
Translation adjustments	-	-	-	-	170	170
Unrealized gain on securities	-	-	-	-	54,315	54,315
Net loss	-	-	-	(272,238)	-	(272,238)
Balance, December 31, 2002	32,476,250	32,115	6,843,803	(6,240,516)	54,485	689,887
Components of comprehensive income:
Translation adjustment	-	-	-	-	(9,966)	(9,966)
Unrealized gain on securities	-	-	-	-	2,714,988	2,714,988
Net income	-	-	-	899,988	-	899,988
Balance, December 31, 2003	32,476,250	32,115	6,843,803	(5,340,528)	2,759,507	4,294,897
Issuance of common shares for acquisition of BK	17,500,000	17,500	2,771,451	-	-	2,788,951
Components of comprehensive income:
Translation adjustment	-	-	-	-	9,796	9,796
Realized loss on securities	-	-	-	-	(2,660,859)	(2,660,859)
Net loss	-	-	-	(1,159,825)	-	(1,159,825)
Balance, December 31, 2004	49,976,250	49,615	9,615,254	(6,500,353)	108,444	3,272,960
Components of comprehensive income:
Realized loss on securities	-	-	-	-	(108,444)	(108,444)
Net loss	-	-	-	(243,687)	-	(243,687)
Balance, December 31, 2005	49,976,250	49,615	9,615,254	(6,744,040)	-	2,920,829
Cancellation of common shares for acquisition of BK	(17,500,000)	(17,500)	(2,771,451)	-	-	(2,788,951)
Net loss	-	-	-	(315,711)	-	(315,711)
Balance, December 31, 2006	32,476,250	32,115	6,843,803	(7,059,751)	-	(183,833)
Components of comprehensive income: Unrealized loss on securities	-	-	-	-	(31,105)	(31,105)
Net income	-	-	-	1,802,688	-	1,802,688
Balance, December 31, 2007	32,476,250	32,115	6,843,803	(5,257,063)	(31,105)	1,587,750

The accompanying notes are an integral part of these financial statements.

DRUCKER, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year ended December 31, 2007	Year ended December 31, 2006	Cumulative from February 2, 2002 (Inception) to December 31, 2007
Cash flows from operating activities
Net income (loss)	$1,802,688	$(315,711)	$848,612
Loss from discontinued operations	-	-	576,793
Non cash items:
Depreciation	348	1,015	7,902
Loss (gain) on disposal of marketable securities	23,876	-	(3,795,886)
Recovery of bad debt	(1,587,844)	-	(1,587,844)
Changes in non cash operating working capital items:
Prepaid expenses	-	-	1,008
Increase in prepaid expenses – related party	-	-	18,265
Increase in accounts payable and accrued liabilities	745	18,833	21,069
Net cash flows provided by (used in) operating activities	239,813	(295,863)	(3,910,081)
Net cash flows used in discontinued operations	-	-	(477,578)

Cash flows from financing activities
Due to related parties	(280,754)	349,065	57,391
Due from related party	(50,216)	-	(50,216)
Net cash flows provided by (used in) financing activities	(330,970)	349,065	7,175

Cash flows from investing activities
Proceeds from sales of securities	83,684	-	4,216,311
Acquisition advance	(50,600)	-	(50,600)
Advances from discontinued operations of disposed subsidiary	-	-	241,306
Disposal of fixed assets	-	3,715	(12,978)
Net cash flows provided by investing activities	33,084	3,715	4,394,039

Increase (Decrease) in cash	(58,073)	56,917	13,555
Cash, beginning	71,628	14,711	-

Cash, ending	$13,555	$71,628	$13,555

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing activities:
Securities received in the sale of subsidiary	$-	$-	$312,865
Shares received from bad debt recovery	$1,814,877	$-	$1,814,877
Shares cancelled on termination of acquisition agreement	$-	$(2,788,951)	$(2,788,951)
Non-cash financing activities:
Securities repaid to related party	$(260,407)	$-	$(260,407)

The accompanying notes are an integral part of these financial statements.

DRUCKER, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Drucker, Inc. (the “Company”) is a Delaware corporation.  By an agreement dated February 1, 2002, the Company disposed of its wholly-owned subsidiary, Drucker Petroleum, Inc. As a result of this disposal, the Company re-entered the development stage and its plan is to seek out, investigate and if warranted, acquire resource properties or businesses and to pursue other related activities intended to enhance shareholder value.

Going Concern
These financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  The Company has incurred losses during periods since inception resulting in an accumulated deficit of $5,257,063.  Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future.  As of December 31, 2007 the Company is not able to finance day-to-day activities through operations.  The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there from and/or raise equity capital or borrowings sufficient to meet current and future obligations.

Summary of Significant Accounting Policies
Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes – The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.  As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open.  The adoption of FIN 48 did not have a material impact in the financial statements during the year ended December 31, 2007.

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

Comprehensive income – The Company includes items of other comprehensive income, such as translation adjustments and unrealized gains or losses on marketable securities, in the financial statement and displays the accumulated balance of other comprehensive income in the statement of stockholders equity. The Company discloses other comprehensive income on the balance sheet.

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification – Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements
During December 2007, the FASB issued SFAS No.160, "Non-controlling Interests in Consolidated Financial Statements" (SFAS No. 160").  This statement amends Accounting Research Bulletin (ARB) No. 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning March 1, 2009.  Management has determined that the adoption of this standard will not have an impact on the Company's financial statements.

During December 2007, the FASB issued SFAS 141R, Business Combinations, SFAS 141R replaces SFAS 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized.  Management has determined that the accounting standard will have no effect on the Company.

During December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 110. SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), "Share-Based Payment".  The staff will continue  to  accept, under certain  circumstances,  the use of a simplified  method beyond December 31, 2007 which amends  question 6 of Section D.2 as included in SAB 107, "Valuation of Share-Based Payment Arrangements for Public  Companies",  which stated that the simplified  method could not be used beyond December 31, 2007. SAB 110 is effective March 1, 2008 for the Company. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

During March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting  about  derivative  instruments  and hedging activities  by requiring enhanced  disclosures to enable investors to better understand their effects on an  entity's financial position,  financial  performance,  and cash  flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  It also  provides  more  information  about  an  entity's liquidity  by  requiring disclosure  of  derivative features that are credit risk-related.  Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning on March 1, 2009, and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

NOTE 2 – MARKETABLE SECURITIES

During the year ended December 31, 2007 the Company received 1,097,296 shares in Continental Minerals Corporation (“CMC”), a company listed on the TSX Venture Exchange, with a fair value of $1,814,877 as part of a recovery of bad debts (See Note 9). During the year ended December 31, 2007 the Company disposed of 60,000 of these shares with a cost of $107,560 for proceeds of $83,684, resulting in a loss of $23,876. During the year ended December 31, 2007 the Company repaid 142,299 shares of CMC, with a fair value of $260,407, to a company with common directors (See Note 4). The remaining 894,997 shares had a fair value of $1,449,179 at December 31, 2007, resulting in an unrealized loss of $31,105, which has been deferred in other comprehensive income.

NOTE 3 – EQUIPMENT

Equipment consists of the following:

			2007	2006
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Computer equipment	$3,680	$3,680	$-	$-
Furniture and fixtures	5,575	5,575	-	348
Total	$9,255	$9,255	$-	$348

NOTE 4 – RELATED PARTY TRANSACTIONS

At December 31, 2007, the Company is owed $144,088 (2006: $93,872) from a company with common directors.  This loan receivable is unsecured, bears interest at the US Bank prime rate plus one percent calculated semi-annually and has no specified repayment date.

During the year ended December 31, 2007, the Company received $13,784 (2006: $14,890) in interest paid to the Company by a company with common directors.

At December 31, 2007, the Company owed $24,288 (2006: $270,106) to a company with common directors. The amount is unsecured, non interest bearing and repayable on demand.

At December 31, 2007, the Company owed directors $3,211 (2006: $38,147) in unpaid consulting fees. These amounts are unsecured, non interest bearing and payable on demand.

During the year ended December 31, 2006 the Company borrowed 1,250,000 shares of Great China Mining, Inc. (“GCM”), a company listed on the TSX Venture Exchange, from a company with common directors. These shares were disposed of for proceeds of $187,756. Subsequent to the share loan but prior to December 31, 2006 GCM merged with CMC. In accordance with the merger every 8.7843 GCM shares were exchanged for one CMC share. At December 31, 2006 the market value of the 142,299 CMC shares that the Company owed, after the merger of the two companies, was $260,407.  The $72,651 increase in the market value of the shares owed was charged to earnings as a fair value loss on financial instrument.  The 142,299 shares of CMC were repaid during the year ended December 31, 2007.

During the year ended December 31, 2007 the Company was charged consulting fees of $58,854 (2006: $65,419) by directors of the Company.

Related party transactions are measured at the exchange amount which is the amount agreed to by the related parties.

NOTE 5 – ACQUISITION ADVANCE

Pursuant to a Letter of Intent dated October 2007 between the Company and Global Fusion Media Inc. (“GFM”), the Company agreed to acquire 100% of the issued common shares of GFM for the issuance by the Company of up to 15,000,000 shares of its common stock. At June 18, 2008 the Letter of Intent has not been replaced with a formal agreement.
GFM is a private company in the business of installing captive television networks in various locations such as military bases and retail outlets.
The Company loaned GFM a total of $50,600 for expenses related to furtherance of certain projects under negotiation.
Should GFM or any of its shareholders decide to terminate the Letter of Intent, the Company will receive a 5% interest in GFM or GFM projects presently under negotiation.
The funds advanced to GFM do not bear interest, is unsecured and are payable on demand. Subsequent to December 31, 2007 the Company advanced GFM an additional $80,000 (See Note 10).

NOTE 6 – COMMON STOCK

Common stock
Authorized:
50,000,000 shares of common stock with a par value of $0.001 per share.

Issued and outstanding:
The Company did not issue any shares of common stock during the years ended December 31, 2007 and 2006. During the year ended December 31, 2006 the Company cancelled 17,500,000 shares of common stock that were issued as part of the purchase consideration for Beijing Beike-Masic Automation Engineering Company Limited ("BK") during the year ended December 31, 2004 (See Note 8).

Share Purchase Warrants
At December 31, 2007 and 2006 the Company had no outstanding share purchase warrants. During the year ended December 31, 2006, 5,542,065 share purchase warrants outstanding at December 31, 2005 expired.

Stock Options
At December 31, 2007 and 2006 the Company had no outstanding stock options. During the year ended December 31, 2006, 2,950,000 stock options outstanding at December 31, 2005 expired.

NOTE 7 – INCOME TAXES

The provision for income taxes reported differs from the amounts computed by applying aggregate US federal and state income tax rates for the loss before tax provision due to the following:

	2007	2006

Income (Loss) before income taxes	$1,802,688	$(315,711)
Statutory tax rate	34%	34%
Unrecognized benefit of non-capital losses	612,914	(107,342)
Income tax provisions	$-	$-

The approximate tax effect of each type of temporary difference that gives rise to the Company’s deferred tax assets and liabilities are as follows:

	2007	2006

Components of deferred tax assets and liabilities:
Non capital loss carry forwards	$1,636,193	$2,249,000
Less: Valuation allowance	(1,636,193)	(2,249,000)

Net deferred tax asset	$-	$-

The Company has available net operating loss carry forwards of approximately $4,814,000 (2006: $6,617,000) for tax purposes to offset future taxable income, which expire beginning 2017. The potential deferred tax benefits of these losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

NOTE 8 – TERMINATED TRANSACTIONS

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

Former Directors of the Company, associates of former directors of the Company and companies related to former directors of the Company received funds from the Company for the advancement of the acquisition of BK, as described above. The BK acquisition did not close and the acquisition agreement was terminated on January 19, 2006.  The Company demanded funds advanced be returned and subsequently initiated legal action to recover the funds.  During the years ended December 31, 2005 and December 31, 2004, the Company fully provided against these advances due to the uncertainty of their collection.

NOTE 9 – RECOVERY OF BAD DEBTS

During the year ended December 31, 2006 legal action was settled with one of the former directors.  The settlement called for the former director to pay the Company $64,480 and CAD $129,462, and the transfer of 9,639,000 shares of common stock of GCM to the Company. The GCM shares are convertible into shares of common stock of CMC as described in Note 4. During the year ended December 31, 2006, the Company received cash of $201,426 in recovery of these advances. During the year ended December 31, 2007, 9,639,000 shares of common stock of GCM, with a fair value of $1,814,877, were received as part of the settlement.

NOTE 10 – SUBSEQUENT EVENT

On February 6, 2008 the Company and GFM signed a Loan Agreement whereby the Company will advance $100,000 to GFM in tranches of $10,000 to provide working capital for GFM. GFM will repay the funds borrowed on demand, which will not be made before 90 days from the dates of the advances. These advances are unsecured and bear interest at prime plus 2%. As of June 18, 2008 the Company has advanced $80,000 to GFM in accordance with this Loan Agreement.

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

Clancy & Co resigned as auditors for the Company effective May 25, 2006. There were no reportable disagreements between the Company and Clancy & Co. On May 26, 2007 the Company engaged Dale Matheson Carr-Hilton Labonte, Chartered Accountants, (DMCL) to audit the Company's financial statements.  Prior to its engagement, the Company had not consulted with DMCL with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject or disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K). The Board of Directors of the Company approved the change in accountants described herein and DMCL performed the December 31, 2004, 2005, 2006 and 2007 audit of the Company's financial statements.

ITEM 8A. Controls and Procedures

The Company's president, as chief executive officer, and the Company's chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 15, 2007 the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, with the exception that the Company was not prepared to file this form 10K for the year ended December 31, 2007 in a timely manner and has become delinquent in its reporting responsibilities. The Company has taken measures to reorganize its affairs and is in the process of bringing its required filings to a current status.

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

ITEM 8B. Other Information

There were no other reportable events during the quarter ended December 31, 2007.

PART III

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

(a) The following table furnishes the information concerning our directors and officers as of December 31, 2007 as well as those who were directors as of December 31, 2006. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.

Name	Age	Title	Term

Robert Smiley	63	President	Annual
(appointed January 13, 2006

Gerald William Runolfson	65	Director (and former President
(December 31, 2002		re-appointed January 13, 2006)
to June 15, 2003)		Secretary and Director	Annual

Aloysius (Ken) Kow	66	Director	Annual
(appointed January 13, 2006
Passed away 2012

Ronald Xiuru Xie	41	President, CEO, Acting CFO
(appointed June 16, 2003)		and Director (resigned
		January 13, 2006)

Nick Ringma	56	Vice President and Director
(appointed June 16, 2003)		(resigned January 13, 2006)

Wei Zhang Liu	53	Director and Chairman

(appointed August 11, 2003)		(resigned January 13, 2006)

Liang Hong	40	Director
(appointed August 11, 2003)		(resigned January 13, 2006)

Liang Song Ge	38	Director
(appointed August 11, 2003)		(resigned January 13, 2006)

Yi Kang Sun	71	Director
(appointed August 11, 2003)		(resigned January 13, 2006)

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
His professional experience ranges from Senior Attorney/Land Department for Chevron Standard Ltd., where he specialized in oil and gas and mining law, to Partner at Barbeau, McKercher, Collingwood & Hanna and Partner at Morton & Company, both Vancouver law firms specializing in corporate and securities law et al.  Mr. Smiley has held the positions of Director and/or Corporate Secretary for many public companies since 1984 and presently is self-employed as a business consultant.

ALOYSIUS (KEN) KOW was a director of Drucker, Inc. from October 2000 until August 11, 2003 when he resigned.  He had been a consultant to the Company and acted as Manager, Petroleum Operations, in charge of petroleum exploration since 1997.  He received a Bachelor of Science in Chemistry in 1965 and a Ph.D in Chemistry in 1980 from the University of London, England. From 1984 to 1986, he was Manager of Core Analysis with Geotechnical Resources, Ltd. in Calgary, Alberta and from 1986 to 1988 he was Technical Manager with C&G Laboratories in Calgary, Alberta.  From 1988 to 1997 he was employed with Waha Oil Company as a Petroleum Analyst in Tripoli, Libya, North Africa. He has served as a Director of the Company since 1997 to present. He was Secretary of Richco Investors, Inc. (a public company) from 1997 to 2002. Mr. Kow was re-appointed as Director of Drucker January 13, 2006. Mr. Kow passed away in the year 2012.

GERALD WILLIAM RUNOLFSON has been a director of Drucker, Inc. since 1991.  He was Secretary and Director during the fiscal year ended December 31, 2004 and was President and Director of Drucker, Inc. from 1991 to June 2003. He received a Bachelor of Science in Civil Engineering in 1963 from University of Saskatchewan, Canada. He studied Business Administration 1970 - 1971 at University of Alberta, Canada. From 1988 to 2000, he has been President of International Butec Industries Corp., Vancouver, BC, a company involved in mining exploration but switched to high tech (smart card technology) in 2000. He has resigned as an officer and director from Butec effective January 29, 2001. From 1991 to 1994 he was President of N-Viro Recovery, Inc. and from 1994 to present he has been President of Elkon Products, Inc. of Vancouver, B.C. The principal business of Elkon Products is the supply of silica fume. Silica fume is a product 100 times finer than cement and is a byproduct of the silicon metal manufacturing business. Elkon has the exclusive Canadian distribution rights for all silica fume produced in Canada. The product is used mainly in oil well cementing operation and in concrete construction. It is delivered by bulk rail car from Quebec to Alberta and then delivered by tanker truck to customers. Major customers include the oilfield service companies: Halliburton, BJ Services. He has been a Director of Horseshoe Gold Mines since 1991, a mining exploration company currently focusing on diamond exploration in Northern Canada. He resigned as President of Drucker Inc. in June 2003 and was re appointed as Secretary and a Director January 13, 2006.

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

ITEM 10. Executive Compensation

(a) Cash Compensation.
Compensation paid, for all services provided during the fiscal year ended December 31, 2007, to each of our executive officers and to all officers as a group is set forth below.
SUMMARY COMPENSATION TABLE OF EXECUTIVES
		Annual	Compensation		Awards
Name and	Year	Salary	Bonus	Other Annual	Restricted	Securities
Principal		($)	($)	Compensation	Stock Award	Underlying
Position				($)	($)	Options/SARs(#)

	2007	0	0	0	0	0
Gerald Runolfson	2006	0	0	0	0	0
Secretary/Director	2005	0	0	0	0	0

	2007	0	0	30,153	0	0
Robert Smiley	2006	0	0	33,517	0	0
Director	2005	0	0	0	0	0

	2007	0	0	28,701	0	0
Aloysius (Ken) Kow	2006	0	0	31,902	0	0
Director	2005	0	0	2,000	0	0

Officers	2007	0	0	58,854	0	0
as a group	2006	0	0	65,419	0	0

(b) Compensation Pursuant to Option Plans.
See Summary Compensation Table of Executives

(c) Other Compensation.
None. No stock appreciation rights or warrants to management exist.

(d) Compensation of Directors.
Compensation paid by us for all services provided during the fiscal year ended December 31, 2007 to each of our directors and to all directors as a group is set forth above.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial owners of five percent (5%) or greater, of the Registrant's Common Stock and Warrants: No Preferred Stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's Common Stock known by us based upon 32,476,250 shares outstanding at December 31, 2007.

(i)
Title	Name and	Amount and	Percent
of	Address of	Nature of	of
Class	Beneficial Owner	Beneficial Interest	Class

Common Stock	Richco Investors, Inc.	9,225,000 *	28.41%
650 Fairmile Road
	West Vancouver, B.C. Canada	V7S 1R2

* 9,225,000 shares are owned by Richco Investors, Inc. Richco Investors, Inc. is beneficially owned by Raoul Tsakok through ownership of 28.41% of the shares of subordinate voting common stock and 76.65% of the multiple voting common stock of Richco Investors, Inc.

(ii)
The following sets forth information with respect to our Common Stock beneficially owned by each officer and director of the Company at December 31, 2005 and by all directors and officers as a group. (Table includes options granted to officers and directors. See Item 10(f): Stock Purchase Options.)

Title	Name of	Amount and	Percent
of	Beneficial	Nature of	of
Class	Owner	Beneficial Ownership	Class

Common	Gerald Runolfson	512,501 ***	1.5%
Director
Vancouver, B.C., Canada

*** Porta-Pave Industries, Inc. (a company owned by the Runolfson family) owns 380,002 shares. Gerald Runolfson individually owns 132,499 shares.

ITEM 12. Certain Relationships and Related Transactions, and Director Independence

Richco Investors, Inc., a major shareholder of the Company, is indebted to the Company for $144,088 at December 31, 2007, with no fixed terms of repayment.

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

The then officers, directors, and principal shareholders of the Company, Liang Song Ge, Liang Hong, Wei Zhang Liu, Yi Kong Sun, and USTB (university) received an aggregate of 17,500,000 shares in 2004 and were to receive an additional 75,520,800 shares upon completion of a reverse split or increase of authorized capital. Upon the completion of the proposed reverse split or increase of authorized capital the Company committed to issue to an officer 6,511,456 shares in payment of legal fees for the transaction, which is equal to 7% of the stock issued and to be issued for the BK transaction. Neither the reverse split nor the increase of authorized capital of the Company received shareholders' approval and the acquisition transaction and agreement was terminated.

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

The aggregate fees billed by DMCL for the 2007 audit of the Company's annual financial statements were $15,000.
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
(2) Audit Related Fees

No fees were billed by DMCL, Clancy or AH to the Company for professional services that are reasonably related to the audit or review of the Company's financial statements that are not disclosed in "Audit Fees" above for any of the years 2007, 2006, 2005, 2004, 2003 or 2002.

(3) Tax Fees

No fees were billed by DMCL, Clancy or AH to the Company in 2007, 2006, 2005, 2004, 2003 or in 2002 for professional services rendered in connection with the preparation of the Company's tax returns for the period.

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

DRUCKER, INC.

Date: August 8, 2012	By:	/s/	Robert Smiley
Robert Smiley,
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 8, 2012	By:	/s/	Robert Smiley
Robert Smiley,
President and Director

Date: August 8, 2012		/s/	Aloysius (Ken) Kow
Aloysius (Ken) Kow,
Director

Date: August 8, 2012		/s/	Gerald W. Runolfson
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

August 8, 2012

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

Gerald William Runolfson

Exhibit 32.1
CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002     (18 U.S.C. Section 1350)

In connection with the Annual Report of Drucker Inc., a Delaware corporation (the “Company”), on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission (the “Report”), I, Robert Smiley, Acting Chief Executive Officer of the Company, do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:         /s/ Robert Smiley
Name:           Robert Smiley

Title:     Acting Chief Executive Officer

Date:     August 8, 2012

[A signed original of this written statement required by Section 906 has been provided to Drucker Inc. and will be retained by Drucker Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibit 32.2
CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002    (18 U.S.C. Section 1350)

In connection with the Annual Report of Drucker Inc., a Delaware corporation (the “Company”), on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission (the “Report”), I, Aloysius (Ken) Kow, Acting Chief Financial Officer of the Company, do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

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